Form 10QSB
period 2007-09-30
Meltdown Massage & Body Works, Inc.
filed 2007-12-20
CIK 1402186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-144076

Meltdown Massage and Body Works, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada 20-8758875
(State or jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

6021 Hunter Jumper Street
North Las Vegas, Nevada 89081
(Address of principal executive offices)

(702) 991-3150
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 3,500,000 shares issued and outstanding as of November 30, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ X ] No [   ]

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

13

Item 3. Controls and Procedures

14

PART II — OTHER INFORMATION

16

Item 1. Legal Proceedings.

16

Item 2. Changes in Securities.

16

Item 3. Defaults Upon Senior Securities.

16

Item 4. Submission of Matters to a Vote of Security Holders.

16

Item 5. Other Information.

16

Item 6. Exhibits and Reports on Form 8-K.

16

SIGNATURES

18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MELTDOWN MASSAGE & BODY WORKS, INC.

REVIEW REPORT &

FINANCIAL STATEMENTS

September 30, 2007

Offices of

Arshad M. Farooq, JD

Certified Public Accountant

Statement of Cash Flows………………………………………………..   7

Notes to the Financial Statements……………………………………....   8

OFFICES OF

ARSHAD M. FAROOQ, JD, CPA

201 N. Palomares St.

Pomona, CA 91767

(909) 238-5361

(909) 972-1672 Fax

amfarooq@gmail.com

______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Meltdown Massage & Body Works, Inc.

Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Meltdown Massage & Body Works, Inc. (A development Stage Company) as of September 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the three-month period ended September 30, 2007. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of revenue and significant losses as of September 30, 2007 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /S/ Arshad M. Farooq

Arshad M. Farooq

Pomona, CA

November 30th, 2007

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

BALANCE SHEET

As of 9/30/2007

ASSETS

Current Assets

Cash	$1,971

Total Current Assets	$1,971

TOTAL ASSETS	$1,971

LIABILITIES & STOCKHOLDER’S EQUITY

Current Liabilities
-
Accounts Payable	-
Other Accrued Liabilities

Total Current Liabilities	$0

STOCKHOLDER’S EQUITY

Preferred Stock: $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	-

Common Stock: $0.001 par value, 70,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000

Additional Paid in Capital	3,000

Accumulated Deficit	(3,029)

TOTAL STOCKHOLDERS EQUITY	1,971

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$1,971

The accompanying notes are an integral part of these financial statements

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF OPERATIONS

	Period Ended September 30, 2007	Inception April 4, 2007 Through April 30, 2007

Revenues:	$ -	$ -

Expenses:
General and Administrative	29	(3,029)

Total Expenses	$ (29)	(3,029)

Income (Loss) before income taxes	(29)	(3,029)

Provision for income taxes	-	-

NET INCOME (LOSS)	$ (29)	$ (3,029)

Basic and diluted loss per share	$ (0.00)

Weighted average common shares outstanding	2,000,000

The accompanying notes are an integral part of these financial statements

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY

September 30, 2007

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, April 30, 2007	2,000,000	$ 2,000	$ 3,000	$ (3,000)	$ 2,000

Sale of common stock					-

Net (loss) for the Period Ended September 30, 2007				$ (29)	$ (29)

BALANCE, September 30, 2007	2,000,000	$ 2,000	$ 3,000	$ (3,029)	$ 1,971

The accompanying notes are an integral part of these financial statements

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

CASH FLOW STATEMENT

	Period Ended September 30, 2007	Inception April 4, 2007 Through September 30, 2007

Cash Flow from Operating Activities:
Net Loss	$ (29)	$ (3,029)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Receivables		-
Payables		-
Other	-	-

Net cash (used in) operating activities	(29)	(3,029)

Cash flows from investing activities:

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Sales of common stock	-	-
Additional paid in capital	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and equivalent	(29)	(3,029)
Cash and cash equivalents at beginning of period	2,000	-

Cash and cash equivalents at end of period	$ 1,971	$ (3,029)

The accompanying notes are an integral part of these financial statements

Meltdown Massage & Body Works, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Note 1 – Nature of Organization

a.

Organization & Business Activities

The Company was incorporated under the laws of the State of Nevada on April 4, 2007 to provide massage and aromatic therapy. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

b.

Depreciation

The cost of property and equipment will be depreciated over the estimated useful life of 4 to 7 years.

Depreciated is computed using the straight-line method when assets are placed in service.

c.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected December 31st. year-end.

d.

Cash & Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

e.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues & expenses during the reporting period.

f.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided, and collection is reasonably assured.

g.

Organization Costs

The Company has expensed the costs of its incorporation.

h.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At September 30, 2007, the Company’s bank deposits did not exceed the insured amounts.

j.

Basic Loss Per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

From inception on April 4, 2007

      Through September 30, 2007

Loss (Numerator)                                                                                       $                         3,029

Shares (Denominator)                                                                                                    2,000,000

Per share amount                                                                                         $                        00.00

k.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets, and liabilities, and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely than not that some portion, or all of the deferred tax assets will be realized. Deferred tax assets, and liabilities are adjusted for the effects of changes in tax laws and rates.

Net deferred tax assets consist of the following components as of September 30, 2007:

2007
Deferred tax assets
NOL Carryover	$479.00

Deferred Tax Liabilities	-0-

Valuation Analysis	(479.00)

Net deferred tax assets	-0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal, and state income tax rates of 15% to pretax income from continuing operations for the period ended September 30, 2007.

At September 30, 2007, the Company had net operating loss carryforwards of approximately $3,029.00. That may be offset against future taxable income through 2027. No tax benefit has been reported in the September 30, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets, and liquidation of liabilities in the normal course of business. The Company has had no income, and generated significant losses from operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Stock Offering

The Company concluded an initial public offering in the near future.

Note 4 – New Accounting Pronouncements

During the period ending September 30, 2007, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities & Equity.

SFAS No. 151, Inventory Costs

SFAS No. 152, Accounting for Real Estate

SFAS No. 153, Exchange of Non-monetary Assets

SFAS No. 154, Accounting Changes and Error Correction

SFAS No. 123(R), Share Based Payments

In addition, during the period ending September 30, 2007, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued, and adopted by the Company, and had no impact on its financial statements. These newly issued accounting pronouncements had no effect on the Company’s current financial statements, and did not impact the Company.

Item 2. Management's Discussion and Plan of Operation.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.

Management’s Discussion

Meltdown Massage and Body Works, Inc. ("Meltdown" or the "Company"), incorporated in the State of Nevada on April 4, 2007,  is a development stage company with the principal business objective of becoming a premier chain of professional body treatment and skin care service centers offering spacious, luxurious settings and a multitude of personal services including a variety of styles of massages, aromatherapy, heated stones, exfoliate and moisturizing treatments, mud baths, facials, manicures and pedicures, waxing and special occasion make-up appointments as well as consultations for everyday make-up applications.  Meltdown has the intent of ultimately offering services in major retail malls, hotels and casinos making these social experiences even more enjoyable and relaxing.

The Company was founded based on the demands of individuals seeking the therapeutic physical, mental and emotional benefits of massage therapy and related services.  It is our goal to become the most dependable, consistent and professional body treatment and skin care service provider in operation in major metropolitan areas, thereby providing the customer with a known, reliable source for his or her therapeutic requirements.

Meltdown Massage and Body Works, Inc. is attempting to become fully operational.  In order to generate revenues, we must address the following areas:

1.  Develop and Implement a Marketing Plan:  In order to promote our company and establish our public presence, we believe we will be required to develop and implement a comprehensive marketing plan.  We intend print media and the internet to be the focus of our marketing and sales efforts.  To date, we have no marketing or sales initiatives or arrangements.  Without any marketing campaign, we may be unable to generate interest in, or generate awareness of, our company.

2.  Develop Business-to-Business Relationships:  We intend to build profitable, value-oriented relationships between the multiple large businesses and corporations.

3.  Create Customer Loyalty:  The financial rewards of customer loyalty run deep and increase the financial stability of any business.  We intend to market to our customers and potential customers with the industries best customer relations management team implementing a well-developed customer relations plan.

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base.  Since our inception to the present, we have not generated any significant revenues and have incurred a cumulative net loss as indicated in our financial statements. We believe that the funds expected to be received from the maximum sale of our common equity will be sufficient to finance our efforts to become fully operational and carry us through the next twelve (12) months, of which there can be no guarantee. We believe that the recurring revenues from sales of services will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to stay in business.

In the initial approximately five month operating period from April 4, 2007 (inception) to September 30, 2007, the Company generated no revenues while incurring $3,029 in general and administrative expenses. This resulted in a cumulative net loss of $3,029 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the three months ended September 30, 2007, the Company generated no revenues while incurring $29 in general and administrative expenses. This resulted in a net loss for the quarter ended September 30, 2007 of $29. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2007, the Company had $1,971 in working capital.  The Company’s current assets as of September 30, 2007 consisted of $1,971 in cash and funds in escrow.

On November 30, 2007, the Company closed its offering which was registered on Form SB-2 whereby it sold $1,500,000 shares of its common stock at $0.05 per share or $75,000 in the aggregate. The Company believes that it has sufficient resources to continue operations for the next twelve months.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.

Plan of Operation

Meltdown Massage and Body Works, Inc. was incorporated on April 4, 2007.  As of the date of this document, we have generated minimal revenues and substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

Since incorporation, we have financed our operations through minimal initial capitalization and nominal business activity.

To date we have not implemented fully planned principal operations.  Our ability to commence operations is entirely dependent upon the proceeds to be raised in this offering.  If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important in the execution of the plan of operations.  However, we cannot guarantee that it will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

Meltdown Massage and Body Works, Inc.’s management does not expect to conduct any research and development.

Meltdown Massage and Body Works, Inc. currently does not own any significant plant or equipment that it would seek to purchase or sell in the near future.

Our management does not anticipate any significant changes in the number of employees in the next 12 months.  Currently, we believe the services provided by our sole officer and director appears sufficient at this time.

We have not paid for expenses on behalf of any director.  Additionally, we believe that this practice will not materially change.

We have no current plans to seek a business combination with another entity.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, Meltdown’s Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Meltdown in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Meltdown’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in Meltdown’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(a)

Articles of Incorporation of Meltdown Massage and Body Works, Inc. filed on April 4, 2007, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 26, 2007.

(b)

Bylaws of Meltdown Massage and Body Works, Inc. adopted on April 10, 2007, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 26, 2007.

(c)

Certificate of Articles of Incorporation of Meltdown Massage and Body Works, Inc., incorporated by reference from the Form SB-2, as amended, filed with the SEC on July 26, 2007.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(b) Reports on Form 8-K

During the third quarter of 2007, MELTDOWN MASSAGE AND BODY WORKS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meltdown Massage and Body Works, Inc.
(Registrant)

Signature	Title	Date

/s/ Melissa Schessler	President & CEO, Director	December 18, 2007
Melissa Schessler

/s/ Melissa Schessler	Secretary, Treasurer, Director	December 18, 2007
Melissa Schessler

/s/ Melissa Schessler	Principal Financial Officer	December 18, 2007
Melissa Schessler

/s/ Melissa Schessler	Principal Accounting Officer	December 18, 2007
Melissa Schessler