Form 10KSB
period 2007-12-31
Meltdown Massage & Body Works, Inc.
filed 2008-04-15
CIK 1402186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 333-144076

MELTDOWN MASSAGE AND BODY WORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8758875
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6021 Hunter Jumper Street
North Las Vegas, Nevada 89081
(Address of principal executive offices)

702-966-3499
(Issuer's telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

State issuer’s revenues for its most recent fiscal year: None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007is $75,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 3,500,000 shares issued and outstanding as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

On or about January 14, 2008, we filed an Form 8-A registration statement pursuant to the 1934 Securities Act.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

TABLE OF CONTENTS

PAGE

PART I

4

Item 1. Description of Business……..

4

Item 2. Description of Property.

15

Item 4. Submission of Matters to a Vote of Security Holders.

16

PART II

17

Item 5. Market for Common Equity and Related Stockholder Matters.

17

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations  19

Item 7. Financial Statements.

23

Item 8A. Controls and Procedures.

34

Item 8B. Other Information.

34

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.  35

Item 10. Executive Compensation.

36

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  36

Item 12. Certain Relationships and Related Transactions.

37

Item 13. Exhibits and Reports on Form 8-K.

38

Item 14. Principal Accountant Fees and Services.

38

SIGNATURES

39

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward-looking statements.  Please refer to “Management's Discussion and Analysis or Plan of Operation and “Risk Factors”.

The cautionary statements made above and elsewhere by us should not be construed as exhaustive.  In many cases, we cannot predict what factors could cause results to differ materially from those indicated by the forward-looking statements.  In addition, many factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise.

PART I

In this Form 10-KSB, the "Company" refers to Meltdown Massage and Body Works, Inc. and "our Company", “MMB’, "we" and "our" likewise refer to Meltdown Massage and Body Works, Inc.

Item 1. Description of Business.

A.

Business Development and Summary

THE COMPANY

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

MMB has yet to commence planned strategic operations for significant exposure and growth.  MMB has had only limited start-up operations and has not generated any significant revenues.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

MMB has no current intention of engaging in a merger or acquisition with an unidentified company.

Our administrative office is located at 6021 Hunter Jumper Street, North Las Vegas, Nevada 89081.

MMB's fiscal year end is December 31.

B.

Business of Issuer

(1)

Principal Services and Principal Markets

Meltdown Massage and Body Works, Inc., a Nevada Corporation, is a development stage company with the principal business objective of becoming a premier chain professional body treatment and skin care service center offering spacious, luxurious settings and a multitude of personal services including a variety of styles of massages, aromatherapy, heated stones, exfoliate and moisturizing treatments, mud baths, facials, manicures and pedicures, waxing and special occasion make-up appointments as well as consultations for everyday make-up applications.  Meltdown has the intent of ultimately offering services in major retail malls and casinos making these social experiences even more enjoyable.

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

The Benefits of Massage

•

Alleviate low-back pain and improve range of motion.

•

Assist with shorter, easier labor for expectant mothers and shorten maternity hospital stays.

•

Ease medication dependence.

•

Enhance immunity by stimulating lymph flow—the body’s natural defense system.

•

Exercise and stretch weak, tight, or atrophied muscles.

•

Help athletes of any level prepare for, and recover from, strenuous workouts.

•

Improve the condition of the body’s largest organ—the skin.

•

Increase joint flexibility.

•

Lessen depression and anxiety.

•

Promote tissue regeneration, reducing scar tissue and stretch marks.

•

Pump oxygen and nutrients into tissues and vital organs, improving circulation.

•

Reduce post-surgery adhesions and swelling.

•

Reduce spasms and cramping.

•

Relax and soften injured, tired, and overused muscles.

•

Release endorphins—amino acids that work as the body’s natural painkiller.

•

Relieve migraine pain

•

Massage Treatments Aim to:

•

Develop, maintain, rehabilitate or augment physical function - Massage therapy has become a staple of many professional athletes’ training regimens, but not just athletes. Lifestyle factors, such as long work hours or physically taxing tasks, lead many members of the workforce to seek the assistance of a massage therapist. A seemingly minor injury can have a profound impact on a person’s ability to stay physically active, participate fully in life, or even make a living if it becomes chronic. Massage therapy can be one of the ways of preventing that kind of outcome.

•

Relieve or prevent physical dysfunction and pain - Some massage therapy techniques are specifically recommended for sore muscle tissues. An overly sore muscle cannot function properly. By alleviating or preventing pain, dysfunction can be combated.

•

Relax tight and tense muscles - Many people don’t realize how much a tight muscle impacts on vital things such as posture. A tense muscle can throw off your body’s balance. Before long, muscles that were not initially tight begin to tense as they compensate for other parts of the body. It becomes a chain reaction that can spread far from the initial problem spot. A talented massage therapist can identify the source of the problem and start working to alleviate the problem where it started.

•

Improve circulation, recovery time and immune system function - The movements of massage cause blood to flush in and out of muscles and joints. This flushing process - enhancing circulation in the affected areas - can, in some cases, aid recovery time from injuries.

•

Reduce overall stress - We’re all becoming more aware of the role stress plays in health.  People who are stressed, all other things being equal, are less healthy than people who are relaxed. Stress, for example, increases the risk of heart disease. Massage therapy is an effective and enjoyable way to reduce stress.

•

Massage therapy is also effective in the control of pain, chronic or acute, in stress reduction, and in creating a sense of relaxation and well-being. A licensed, skilled practitioner can become an important and integral part of your health care team.

Physical Benefits of Therapeutic Massage

•

Helps relieve stress and aids relaxation

•

Helps relieve muscle tension and stiffness

•

Alleviates discomfort during pregnancy

•

Fosters faster healing of strained muscles and ligaments; reduces pain and swelling; reduces formation of scar tissue

•

Reduces muscle spasms

•

Provides greater joint flexibility and range of motion

•

Enhances athletic performance; treats injuries caused during sport or work

•

Promotes deeper and easier breathing

•

Improves circulation of blood and movement of lymph fluids

•

Reduces blood pressure

•

Helps relieve tension-related headaches and effects of eye-strain\

•

Enhances the health and nourishment of skin

•

Improves posture

•

Strengthens the immune system

•

Treats musculoskeletal problems

•

Post operative rehabilitation

•

Post injury rehabilitation

Mental and Emotional Benefits of Massage Therapy

•

Foster peace of mind

•

Promotes a relaxed state of mental alertness

•

Helps relieve mental stress

•

Improves ability to monitor stress signals and respond appropriately

•

Enhances capacity for calm thinking and creativity

•

Emotional well-being

•

Satisfies needs for caring nurturing touch

•

Fosters a feeling of well-being and self-worth

•

Reduces levels of anxiety

•

Creates and enhances body awareness

•

Increases awareness of mind-body connection

Our therapists, who will present an impeccable image of professionalism, will be school trained and licensed in accordance with all state and local agencies as required by law.

We recognize that each customer we will serve has different needs, requirements and concerns pertinent to their own specific requirements causing them to seek therapeutic treatment.  Our primary customer service goal is to create an atmosphere conducive to repeat business and tailor specific solutions to suit each particular customer’s needs and concerns.

In addition to therapeutic massage services, we will offer aromatherapy, bath salts, and related accessories.

(2)

Distribution Methods of the Products or Services

At the present time, Meltdown offers a several types of massages from light to deep pressure, Swedish, shiatsu, sports, prenatal and aromatherapy techniques by a licensed, school trained massage therapist.

Our primary objective is to continue to become a premier chain of professional body treatment and skin care service centers offering spacious, luxurious settings and a multitude of personal services including a variety of styles of massages, aromatherapy, heated stones, exfoliate and moisturizing treatments, mud baths, facials, manicures and pedicures, waxing and special occasion make-up appointments as well as consultations for everyday make-up applications.  Meltdown has the intent of ultimately offering services in major retail malls, hotels and casinos making these social experiences even more enjoyable and relaxing.

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

Meltdown Massage and Body Works, Inc. is attempting to implement its strategic business plan.  In order to implement our long term plan, we must generate revenues, and, in doing so, must address the following areas:

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

(3)

Status of any announced new product or service

We are not currently planning the announcement of any new product or service.

(4)

Industry background and competition

The massage service industry has many competitiors, but almost all limited to an immediate localized geographic area.  No potential competitor offers the consistency of a chain operation as we intend to provide.  Our intent is to not emphasize or compete with our individual competitors’ similarities, but to emphasize our differences—namely our intent to become a name synonymous with luxury and consistency, whether a client is being maintained in Las Vegas, Los Angeles, New York or Miami, not unlike a national chain of restaurants where a customer knows what he or she can expect.  We will seek to develop a comprehensive, multi-layered internet presence followed by an extensive media campaign in our initial area of operation (Las Vegas).  We also plan to advertise at trade shows and conventions in Las Vegas, to further expand our presence since all those attending trade shows in Las Vegas will return to numerous parts of the country.  As we form a strong local foundation, we intend to expand into other geographical areas by means of direct competition, strategic mergers and beneficial acquisitions.

In additional to emphasizing our presence in stand-alone operations, we intend to explore becoming integrated into major hotels and casinos, large golf courses and some carefully selected upper-end athletic clubs in major metropolitan areas.

As part of our marketing strategy, we will offer deep discounts to repeat customers and corporate customers offering our services to their executives and clients.

Industry Background and Competitive Business Conditions

This industry is replete with competition at all levels of geographic settings, expertise and ethical variances.  However, while our services and future services can be found in disparate locations in major metropolitan areas, such services are seldom, if ever, found in one location.  In other words, you may be able to find a massage in one spot, a manicure/pedicure down the street in a strip mall, a facial in another location and a mud bath somewhere else.  We intend to centralize these services, along with others, to offer a completely pampered menu to our clients.

By maintaining a strong brand name synonymous with a menu of luxurious body care products and services and mandating the highest level of courtesy, personal service and ethical standards, Meltdown Massage and Body Works, Inc. can gain and maintain a stellar reputation for luxurious customer care and relaxation, thereby insuring customer loyalty and repeat business.  Additionally, Meltdown will spend considerable efforts to develop business relationships with potential corporate customers that may want to offer to its executives and clientele the type of services offered by Meltdown Massage and Body Works, Inc.

The Company has not obtained nor commissioned any market research by independent and qualified professionals indicating that demand exists for the type of services contemplated by the Company, although the extent to which similar companies advertise speaks for the need of such basic services.  We, of course, intend to provide and promote an array of services not provide, nor to our knowledge, contemplated by our potential competitors in a single setting. The Company has no access to information as to the number of businesses providing products similar to those contemplated by the Company.  However, the Company is aware of at least one very successful and growing competitor, Glen Ivy Hot Springs Spa, which offers similar services in the Los Angeles/Orange/Riverside County areas.

Risk factors affecting our future results of operation

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  A number of these risks are listed below.  These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this Annual Report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-KSB.  The risks and uncertainties described below are not the only ones we face. Should any of these risks or uncertainties materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations.  In that case, the trading price of our common stock could fall and our shareholders may lose all or part of the money you paid to buy our securities.

Our independent registered public accounting firm has issued a “going concern” opinion.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

Possible need for substantial additional funds.

We may need additional funds to finance our operations.  Our cash requirement may vary from those now planned because of unexpected costs or delays due to changes in the direction of our business strategy, competition and other factors.  Adequate funds for these purposes may not be available when needed or, if available, may not be available on acceptable terms.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

Since our inception, we have incurred net losses. As of  December 31, 2007, we had cumulative net losses of $63,779 and working capital of $16,221. We also had negative cash flow from start-up activities.  As such, there is substantial doubt about our ability to continue as a going concern.  Historically, we have funded our operations from internally generated funds and the proceeds from the sale equity securities. Our growth strategy is to increase our markets and our market share by implementing our strategic business plan. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

Our future success depends on broad market acceptance of our services and products, which may not happen, and therefore we may never achieve profitability.

Our target market is very fragmented and competitive.  As is typical of any rapidly evolving industry, the demand for, and market acceptance of our services and products and services is highly uncertain, especially in uncertain economic times.  In order to be successful, we must implement our strategic business plan, gain general public acceptance and create public awareness, especially name recognition. We believe that one of the major obstacles we face in marketing our services and products is the lack of knowledge of the importance of our services and lack of easily accessible locations. We spend a considerable amount of time attempting to develop these points. We can provide no assurances that these efforts will be successful or result in increased revenue.

Our cash balance may not be sufficient to fully execute on our growth strategy, and therefore, we may plan to raise additional capital in the future.

As of December 31, 2007, we had minimal cash on-hand for use in expansion, sales and marketing, capital expenditures and working capital.  In all likelihood this amount will not be sufficient to execute our growth strategy in full necessitating a contingency   plan to raise additional capital, if necessary, in order to execute our business strategy.  If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders will suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.  In addition, we may not be able to obtain additional financing on terms favorable to us, if at all.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

A significant downturn in the national economy, and prolonged economic weakness in the spending of discretionary funds, could adversely affect our business, financial condition and results of operations.

Our business could be unfavorably affected by changes in national economic conditions, including inflation, interest rates, and availability of capital markets, consumer spending rates and the effects of governmental plans to manage stable economic conditions. Although we believe we have adopted an effective strategy of slow and steady growth so that we would be less negatively influenced by adverse economic conditions, there can be no assurance that we will be successful in expanding the nature and scope of our product and service offerings.  In such an environment, our business, financial condition and results of operations could be materially and adversely affected.

We may not succeed in establishing our brand name, which could prevent us from acquiring customers and increasing our revenues.

A significant element of our business strategy is to build market share by continuing to promote and establish our brand name.  If we cannot establish our brand identity, we may fail to build the critical mass of customers required to substantially increase our revenues.  Promoting and positioning our brand in the marketplace will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience.  To promote our brand, we expect that we will incur substantial expenses related to advertising and other marketing efforts.  If our brand promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer.

We are likely to face increasing competition, making it more difficult for us to capture market share.

With minimal barriers to entry, any number of potential competitors could enter the market and provide the same services that we provide.  This factor could materially and adversely affect our business and the value of any investment in our securities.

Our future success depends on retaining our existing senior executives and hiring and retaining additional management personnel as well as skilled personnel for our service centers, and, therefore, the loss of any of our key employees or the failure to hire adequate personnel could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success to a significant extent depends upon the continued service of our key executives and the acquisition and retention of key personnel, including service providers.

The competition for high-quality, skilled service providers and key personnel is intense, causing the search process to be time-consuming and expensive.  In addition we may need to hire skilled sales and account management executives to market, license or sell our services and proposed proprietary products that we intend to develop and acquire in the future.  We may not be able to hire enough qualified, reliable personnel to meet our needs as our business grows.  Our inability to hire and retain the individuals we need could hinder our ability to sell our services and existing and planned products. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

The ability to manage and operate our business as we execute our growth strategy will require effective planning.  Rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources.  Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures.  If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

We may incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We may incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices.  For example, the listing standards of the NASDAQ Capital Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, and solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct.  Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations could make it more difficult for us to attract and retain qualified individuals to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act of 2002 (“SOX”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures.  In particular, for the year ended December 31, 2007, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.  Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of SOX and the related SEC and NASDAQ Stock Market rules, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that any company’s controls, including our own, will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Industry

We expect competition to increase, which could make it more difficult for us to grow and achieve profitability.

We expect competition to increase.  As we demonstrate the success of our products and services we expect other individuals and companies to enter the market.  A rapid increase in competition could negatively affect our ability to develop new clientele, retain any existing clients and stabilize the prices that we can charge.  Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do.  We cannot be sure that we will have the resources or expertise to compete successfully.  Compared to us, our competitors may be able to:

•	develop and expand their products and services more quickly;

•	adapt faster to new or changing customer needs and preferences;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable agreements with vendors and customers;

•	devote greater resources to marketing and selling their products or services; and

•	address customer service issues more effectively.

Some of our competitors also may be able to increase their market share by providing customers with additional benefits or by reducing their prices.  We cannot be sure that we will be able to match price reductions or additional benefits provided by our competitors.  In addition, our competitors may form strategic relationships to better compete with us.  These relationships may take the form of strategic investments, joint-marketing agreements, or other contractual arrangements that could increase our competitors’ ability to serve customers.  If our competitors are successful in entering our market, our ability to grow or even sustain any current business could be adversely impacted.

If we fail to keep up with changes in our industry, we will become less competitive, limiting our ability to generate new business and increase our revenues.

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-effective basis to changes in the industry and customer preferences. We need to continuously develop new experiences that address customer preferences.  In the market segments we intend to serve and the regions in which we intend to operate, we need to stay current and compliant with laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others.  In some cases these changes may be significant and the cost to comply with these changes may be substantial.  We cannot give assurances that we will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in the amounts we change for our services.  This could cause our net income to decline, which likely will lead to a decline in the price of our publicly traded securities, resulting in a loss of all or a part of an investment in our securities.

Risk Related to Our Securities

Our stock price may be volatile and there is a limited market for our shares.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies.  These fluctuations have often been unrelated to the operating results of such companies.  Factors that may affect the volatility of our stock price include the following:

•	our success, or lack of success, in developing and marketing our products and services;

•	our ability to maintain compliance with NASDAQ listing requirements:

•	our ability to raise the required capital to fund our business:

•	the announcement of new locations, products and/or services by us or our competitors;

•	changes in the executive leadership of the company;

•	actual or perceived changes in the national economy and the views toward discretionary spending;

•	quarterly fluctuations of our operating results;

•	changes in revenue or earnings estimates; and

•	competition.

Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results. There has been no trading in our common stock as yet and we cannot give assurances that such a market will develop or be maintained.

Investors should not expect the payment of dividends.

We do not expect to pay dividends on our common stock in the foreseeable future.  Investors who require cash dividends from their investments should not purchase our common stock.

Fluctuations in our quarterly operating results may cause our stock price to decline and limit our stockholders’ ability to sell our common stock in the public markets.

Our operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control.  Our operating results may in some future quarter fall below the expectations of securities analysts and investors.  In this event, the trading price of our common stock could decline significantly.  In addition to the risks disclosed elsewhere in this report, factors outside of our control, which may cause our quarterly operating results to fluctuate may include:

•	fluctuations in the national economy;

•	demand for our services and products;

•	fluctuation in the capital budgets and the views of discretionary spending of our customers; and

•	development of superior services, products and marketing by our competitors.

In addition, factors within our control, such as our ability to gain market share, may cause our operating results to fluctuate in the future.

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success.  Given the potential fluctuation in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance.  Fluctuations in our quarterly operating results could cause the market price and demand for our common stock to fluctuate substantially, which may limit the ability of our stockholders to sell our securities in the public markets.

If persons engage in short sales of our common stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security.  A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security.  Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

Future sales of our common stock may cause our stock price to decline.

Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market. Significant portions of these shares are held by a small number of stockholders.  Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock.

(5)

Sources and availability of raw materials and the names of principal suppliers

We will not procure any raw materials and have no need for any principal suppliers as we do not produce a tangible product per se.  Our company is a service oriented company.

(6)

Customers

While we believe that our operations will rely heavily upon long-term relationships, we have not entered into any such relationships with any customers.

(7)

Intellectual Property

At the time of this filing, we do not have intellectual property such as trade secrets, trademarks, copyrights, and thus do not have any need for nondisclosure and other contractual restrictions to protect our rights.  Presently, we do not possess any patents and we do not have any patent applications pending.

(8)

Need for Government Approval

We are not aware of the need to obtain governmental approval for any aspect of our operations with the possible exception of local business licenses, if applicable. All employees who perform services for our customers must be licensed massage therapists.

(9)

Effect of existing or probable government regulations

Meltdown Massage and Body Works, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

(10)

Cost of Research and Development

Our research and development activities are limited to individual observations and feedback at this point, and directed toward improving existing products and services and developing new products and services.

(11)

Costs and effects of compliance with environmental laws

To date, we have not expended any material amounts to comply with environmental laws.  In addition, we do not believe that our current business plan exposes us to any material compliance issues with respect to environmental laws.

(12)

Employees

As of December 31, 2007, we did not have any employees.

Item 2. Description of Property.

Our corporate headquarters is located at 6021 Hunter Jumper Street, North Las Vegas, Nevada 89081 and is being provided gratuitously by the President of the company.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders as contemplated by Item 4 of Form 10-KSB.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has not yet traded. As such, prior to this offering, there has been no public market for our common stock. Therefore, the current and potential market for our common stock is limited.  As of the date of this filing, we have identified and approached a broker dealer with regard to assisting us in applying for listing on the OTC Bulletin Board® (hereinafter referred to as “OTCBB®”). Such broker dealer has made such application for listing of our common stock on the OTCBB®. We are unable to estimate when we expect to listing on the OTCBB® to occur or that we will ever be successful in such endeavor. In the absence of being listed on a national stock exchange or association, no market may ever be available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop even though our stock is tradable. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Holders

The number of record holders of the Company’s common stock as of December 31, 2007 is approximately 30.  This number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Our independent stock transfer agent is Island Stock Transfer which is located at 100 Second Avenue S., Suite 104N, St. Petersburg, Florida 33701.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

Our common stock does not presently trade on any public market. Upon listing, our common stock will trade below $5.00 per share. As such, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.   These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Our stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

1.

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

2.

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

3.

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

4.

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

5.

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for our stockholders to resell their shares to third parties or to otherwise dispose of them.

FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon the exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities.

On April 11, 2007, we issued 2,000,000 shares of our common stock to Melissa Schessler, our founding shareholder and the sole officer and director, in exchange for services and cash in the amount of $5,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Ms. Schessler had fair access to and was in possession of all available material information about our company, as he is the sole officer and director of MMB.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report.  Operating results are not necessarily indicative of results that may occur in future periods.

FORWARD LOOKING STATEMENTS

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report on Form 10-KSB. Operating results are not necessarily indicative of results that may occur in future periods.

You should carefully consider the risk factors set forth herein.  This filing contains forward looking statements regarding events, conditions and financial trends that may affect our plan of operation, business strategy, operating results and financial position.  You are cautioned that any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Actual results may differ materially from those included within the forward looking statements as a result of various factors.  Cautionary statements in the risk factors section and elsewhere in this filing identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward looking statements made in this report.

Overview

Meltdown Massage and Body Works, Inc. is a development stage company with the principal business objective of becoming a premier chain of professional body treatment and skin care service centers offering spacious, luxurious settings and a multitude of personal services including a variety of styles of massages, aromatherapy, heated stones, exfoliate and moisturizing treatments, mud baths, facials, manicures and pedicures, waxing and special occasion make-up appointments as well as consultations for everyday make-up applications.  Meltdown has the intent of ultimately offering services in major retail malls, hotels and casinos making these social experiences even more enjoyable and relaxing.

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

Although we believe we are broadening our market coverage by expanding our service offerings and locations to provide a more geographically comprehensive approach to our services, we continue to lose money on an operating and cash flow basis and do not see this changing anytime in the near future.  We believe that the principle reasons why we have yet to be cash flow positive and profitable is because we have not had sufficient resources to implement our strategic goals and our sole officer and director has been unable to contribute additional hours and resources to this objective.

Our future financial condition and operating performance may be affected by industry trends, general economic conditions and our ability to establish ourselves within the major resorts, hotels and casinos within our proximity.  The major trends that we believe may have a positive impact on our business are the demand for our products and services due the general health benefits.  On the other hand, the uncertain economy causing a tightening of discretionary spending, our lack of an established clientele and the inability to gain a foothold within major resorts, hotels and casinos could, and in all likelihood will, negatively impact our growth.

Critical Accounting Policies

General

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the amount of reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets, income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions.

Results of Operations

Revenue - The Company had no revenues for the year ended December 31, 2007.

Expenses -  The Company’s expenses for the year ended December 31, 2007 was $63,779.

Need for Additional Financing

In the event the Company is unable to establish sufficient operations in order to generate adequate operating capital during this period, it anticipates that additional financing may be required. There is no assurance, however, that should any additional financing be required, that such financing will be available, or if available, will be under adequate and reasonable terms.

If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted.  These equity securities may also have rights superior to our common stock.  Additional debt or equity financing may not be available when needed or on satisfactory terms.  If adequate funds are not available on acceptable terms, we may be unable to expand our products and services as planned, respond to competition, pursue the development of our strategic business plan or continue our operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity.  The Company's balance sheet as of December 31, 2007, reflects total assets of $16,221.  The Company has minimal cash and no line of credit, other than that which present management may agree to extend to or invest in the Company.  The Company will carry out its strategic business plan, as discussed above, as effectively as reasonably possible. The Company cannot predict to what extent its liquidity and capital resources will be diminished or to what extent its capital will be further depleted by the operating losses (if any) of the business.

Given the recurring operating losses, accumulated deficit and the uncertainty as to whether we will be able to obtain additional financing, there is substantial doubt about our ability to continue as a going concern.

Aggregate Contractual Obligations

None

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Item 7. Financial Statements.

OFFICES OF

ARSHAD M. FAROOQ, JD, CPA

201 N. Palomares St.

Pomona, CA 91767

(909) 238-5361

(909) 972-1672 Fax

amfarooq@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Meltdown Massage & Body Works, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Meltdown Massage & Body Works, Inc. (A development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows from inception April 4, 2007 through December 31, 2007, and the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a best basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meltdown Massage & Body Works, Inc. (A Development Stage Company) as of December 31, 2007 and the results of its operations, and its cash flows from inception April 4, 2007 through December 31, 2007, and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of revenue and significant losses as of December 31, 2007 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arshad M. Farooq

Pomona, CA

April 3rd., 2008

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

As of 12/31/2007

December 31, 2007
ASSETS
Current Assets
Cash	$16,221

Total Current Assets	16,221
TOTAL ASSETS	$16,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable
Advances from related parties

Total Current Liabilities	$0

Stockholders’ Equity
Preferred Stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common Stock: $0.001 par value; 70,000,000 shares authorized; 3,500,000 shares issued and outstanding	3,500
Additional paid-in capital	76,500
Accumulated deficiency	(63,779)
Total Stockholders’ Equity	16,221

Total Liabilities and Stockholders’ Equity	$16,221

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Period Ended 12/31/07	Inception 4/11/07 through 12/31/07
Revenues	$-	$-

Expenses
General and Administrative	(63,779)	(63,779)

Total Operating Expenses	$(63,779)	$(63,779)

Income (Loss) before income taxes	(63,779)	(63,779)
Provision for income taxes	-	-

Net Income (Loss)	$(63,779)	$(63,779)

Basic and diluted net loss per share	$(0.02)

Weighted average common shares outstanding	2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY

December 31, 2007

	Common Stock		Additional Paid in Capital	Accumulated Deficiency	Total
	Shares	Amount
Balance, April 11, 2007	-	-	$-	$-	$-
Common stock issued for cash at $0.004 per share	2,000,000	2,000	3,000		5,000
Common stock issued for cash at $0.05 per share	1,500,000	1,500	73,500		75,000
Net (loss) for the Period ended April 30, 2007	-	-	-	(63,779)	(63,779)
Balance, December 31, 2007	3,500,000	$3,500	$76,500	$(63,779)	$16,221

The accompanying notes are an integral part of these consolidated financial statements.

MELTDOWN MASSAGE AND BODY WORKS, INC.

(A Development Stage Company)

CASH FLOW STATEMENT

	Period Ended December 31, 2007	Inception 11-Apr-07 through 31-Dec-07

Cash flows from operating activities: Net loss	$(63,779)	$(63,779)

Adjustments to reconcile net loss to net cash used in operating activities

Changes in current assets and liabilities:
Receivables		-
Payables	-	-
Other		-

Net cash (used in) operating activities	(63,779)	(63,779)

Cash flows from investing activities

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Sale of common stock	3,500	3,500
Additional Paid in Capital	76,500	76,500
Increase in advances from related parties		-

Net cash provided by financing activities	80,000	80,000

Net increase (decrease) in cash and equivalent	16,221	16,221

Cash and equivalents at beginning of period	-

Cash and equivalents at end of period	$16,221	$16,221

The accompanying notes are an integral part of these consolidated financial statements.

MELTDOWN MASSAGE AND BODYWORKS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1 – Nature of Organization and Significant Accounting Policies

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

c.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

MARVIN’S PLACE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1 – Nature of Organization and Significant Accounting Policies

i.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

j.

Basic Loss Per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

From inception on April 4, 2007 Through December 31, 2007

Loss (Numerator)                                                                                       $                      (63,779)

Shares (Denominator)                                                                                                     2,750,000

Per share amount                                                                                         $                        (0.02)

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

Net deferred tax assets consist of the following components as of December 31, 2007:

                                                                                                                                          2007

Deferred tax assets

   NOL Carryover                                                                                                              $ 24,874

Deferred tax liabilities                                                                                                                -0-

Valuation allowance                                                                                                           (24,874)

Net deferred tax assets                                                                                                      $       -0-

9

MARVIN’S PLACE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 1 – Nature of Organization and Significant Accounting Policies

The income tax provision differs from the amount of income tax determined by applying the U.S. federal, and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2007.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $63,779. That may be offset against future taxable income through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MARVIN’S PLACE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

Note 3 – Stock Offering

During April 2007, the Company sold 2,000,000 shares of its common stock to its founders for cash of $5,000. During December 2007, the Company sold 1,500,000 shares of its common stock in a private placement for cash of $75,000.

Note 4 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

 In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In connection with its audit our Company for the fiscal years ended December 31, 2007, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended December 31, 2007, there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-X.

Item 8A. Controls and Procedures.

Internal Controls Overview

We believe that we have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Principal Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2007, using the general criteria outlined in the Sarbanes –Oxley Small Business Guide as posted on the Securities and Exchange Commission website.  Based on the general criteria, Management asserts and confirms that their close involvement in the controls of the daily operations and transaction flows are an adequate means of control and demonstrate reasonable effectiveness.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in our Internal Controls

There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

Meltdown Massage and Body Works, Inc.'s sole director was elected by the stockholders to a term of one (1) year and serves until a successor is elected and qualified.  The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office.  The Board of Directors is not composed of any nominating, auditing or compensation committees.

The following table sets forth certain information regarding the executive officers and sole director of MMB as of the date of this Prospectus:

Name and Address	Age	Position
Melissa Schessler 6021 Hunter jumper Street.	22	President, Secretary, Treasurer and Director

Ms. Schessler has held his offices/positions since inception and is expected to continue to hold his offices/positions until the next annual meeting of MMB's stockholders.  At the date of this filing, MMB is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Melissa Schessler – President, Treasurer, Secretary, and Director – Melissa Schessler is a young, industrious individual who received a Certificate of Completion from the Community College of Southern Nevada in the massage specialist program and subsequently nationally certified massage by the National Certification for Therapeutic Massage and Bodywork.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant has been convicted in a criminal proceeding, exclusive of traffic violations and other minor offenses.

No director, officer, significant employee, or consultant has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant has been convicted of violating a federal or state securities or commodities law.

Audit Committee Financial Expert

We do not have a standing audit committee.  In addition, our Board of Directors has determined that we do not have an audit committee financial expert serving on our Board of Directors.  We believe, given the early stages of our development and our lack of operating history, that an audit committee financial expert is not necessary at the present time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Directors, executive officers and beneficial owners of more than 10% of our Company's common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of such forms furnished to us, we believe that for the fiscal year ended December 31, 2007directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B.  Given the early stages of our development, we have not dedicated our limited resources to the drafting and review of a code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)
Melissa Schessler, CEO, Chairman of the Board	2008	0	0	0	0
	2007	0	0	0	0

There are no existing or planned option or SAR grants.

Agreements with Directors and Executive Officers

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2007 with respect to the beneficial ownership of our common stock by the following individuals: (a) each person known by the Company to be beneficial owners of more than 5% of the outstanding shares of our common stock; (b) each of our Directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Name and Address of Beneficial Owner of Shares(1)	Amount of Shares Beneficially Owned	Percentage of Class
Melissa Schessler	2,000,000	57.145%

	2,000,000	57.14%
All Directors and Executive Officers as a Group	1,750,000	57.14%

(1)

See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" for addresses and positions with our Company.

Item 12. Certain Relationships and Related Transactions.

On or about April 5, 2007, we issued 2,000,000 shares of $0.001 par value common stock to Melissa Schessler, an officer and director, in exchange for cash and services in the amount of $5,000.

Item 13. Exhibits and Reports on Form 8-K.

Name and/or Identification of Exhibit
3.1	Articles of Incorporation of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on June 27, 2007
3.2	Bylaws of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on June 27, 2007
31.1	Certification of Melissa Schessler Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Certification of Mr. Brumbaugh Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

We paid the following estimated fees since inception, to the OFFICES OF ARSHAD M. FAROOQ, JD, CPA.

Inception to December 31, 2007

Audit Fees	$3,500
Audit-Related Fees	$ 0
Tax Fees	$ 0
All Other Fees	$ 0
Total	$ 3,500

"Audit Fees" consisted of fees billed for services rendered for the audit of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-QSB.

OFFICES OF ARSHAD M. FAROOQ, JD, CPA did not perform any non-audit services for us.

We have no formal audit committee.  However, the entire Board of Directors (the "Board") is our de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Board reviewed the audited financial statements of our Company as of and for the year ended December 31, 2007, with management and the independent auditors.  Management has the responsibility for the preparation of our Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved our Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meltdown Massage and Body Works, Inc.
(Registrant)

By: /s/ Melissa Schessler, CEO

April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melissa Schessler	CEO & Director	April 14, 2008
Melissa Schessler	(Principal Exécutive Office)

/s/ Melissa Schessler	Chief Financial Officer and Director	April 14, 2008
Melissa Schessler	(Principal financial and accounting officer)