Form 10-Q
period 2008-06-30
Meltdown Massage & Body Works, Inc.
filed 2008-08-19
CIK 1402186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes [X] No

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  9

ITEM 5. CONTROLS AND PROCEDURES

11

PART II — OTHER INFORMATION

13

ITEM 1. LEGAL PROCEEDINGS

13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5. OTHER INFORMATION

13

None

13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

13

SIGNATURES

15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

			June 30,	December 31,
			2008	2007
			(unaudited)

CURRENT ASSETS

	Cash		$4,196	$16,221

	Total Current Assets		4,196	16,221

	TOTAL ASSETS		$4,196	$16,221

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable			$-	$-
	Advances from related parties		-	-

Total Current Liabilities			-	-

STOCKHOLDERS' EQUITY

	Preferred stock, 5,000,000 shares authorized
	at par value of $0.001, no shares
issued and outstanding			-	-
	Common stock, 70,000,000 shares authorized
at par value of $0.001, 2,805,000 and 1,750,000	$0.001;	3,500,000
	shares issued and outstanding		3,500	3,500
Additional paid-in capital			76,500	76,500
	Deficit accumulated during the development stage		(75,804)	(63,779)

Total Stockholders' Equity			4,196	16,221

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$4,196	$16,221

The accompanying notes are an integral part of these financial statements.

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Statement of Operations

(unaudited)

		From		From
	For the Three	Inception on	For the Six	Inception on
	Months Ended	April 4, 2007	Months Ended	April 4, 2007
	June 30,	Through	June 30,	Through
	2008	June 30, 2007	2008	June 30, 2008

REVENUES	$-	$-	$-	$ -
COST OF SALES	$	$		$-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

General and administrative	8,005	3,000	12,025	75,804

Total Operating Expenses	8,005	3,000	12,025	75,804

INCOME (LOSS) FROM
OPERATIONS	(8,005)	(3,000)	(12,025)	(75,804)

OTHER EXPENSES

Interest expense	-	-	-	-

Total Other Expenses	-	-	-	-

NET LOSS	$(8,005)	$(3,000)	$(12,025)	$ (75,804)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Statements of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance on April 4, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05 per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(63,779)	(63,779)

Balance, December 31, 2007	3,500,000	3,500	76,500	(63,779)	16,221

Net loss for the six months ended June 30, 2008	-	-	-	(12,025)	(12,025)

Balance, June 30, 2008	3,500,000	$3,500	$76,500	$(75,084)	$4,196

The accompanying notes are an integral part of these financial statements.

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Statements of Cash Flows

(unaudited)

		From	From
	For the Six	Inception on	Inception on
	Months Ended	April 4, 2007	April 4, 2007
	June 30,	Through	Through
	2008	June 30, 2008	June 30, 2008
OPERATING ACTIVITIES
Net loss	$(12,025)	$(3,000)	$(75,804)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	-	-
Net Cash Used by Operating Activities	(12,025)	(3,000)	(75,804)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	-	2,000	80,000
Increase in advances from related parties	-	5,000	-

Net Cash Used by Financing Activities	-	7,000	80,000
NET DECREASE IN CASH	(12,025)	4,000	4,196
CASH AT BEGINNING OF PERIOD	16,221	-	-
CASH AT END OF PERIOD	$4,196	$4,000	$4,196

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Meltdown Massage and Body Works, Inc.

Notes to the Condensed Financial Statements

June 30, 2008 and December 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

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

In the initial approximately fourteen month operating period from April 4, 2007 (inception) to June 30, 2008, the Company generated no revenues while incurring $75,804 in general and administrative expenses. This resulted in a cumulative net loss of $75,804 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended June 30, 2008, the Company generated no revenues while incurring $12,025 in general and administrative expenses. This resulted in a net loss for the quarter ended June 30, 2008 of $12,025. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $4,196 in working capital.  The Company’s current assets as of June 30, 2008 consisted of $4,196 in cash and funds in escrow.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars.  We currently have no customers outside the U.S. and therefore have no exposure to foreign currency exchange risk.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected.

ITEM 5. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Meltdown Massage and Body Works, Inc.
(Registrant)

Signature	Title	Date

/s/ Melissa Schessler	President & CEO, Director	August 18, 2008
Melissa Schessler

/s/ Melissa Schessler	Secretary, Treasurer, Director	August 18, 2008
Melissa Schessler

/s/ Melissa Schessler	Principal Financial Officer	August 18, 2008
Melissa Schessler

/s/ Melissa Schessler	Principal Accounting Officer	August 18, 2008
Melissa Schessler