Form 10-Q/A
period 2008-06-30
Meltdown Massage & Body Works, Inc.
filed 2008-09-19
CIK 1402186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment #1

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

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [X ] Yes [  ] No

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

Meltdown Massage and Body Works, Inc.
(Registrant)

Signature	Title	Date

/s/ Melissa Schessler	President & CEO, Director	September 12, 2008
Melissa Schessler

/s/ Melissa Schessler	Secretary, Treasurer, Director	September 12, 2008
Melissa Schessler

/s/ Melissa Schessler	Principal Financial Officer	September 12, 2008
Melissa Schessler

/s/ Melissa Schessler	Principal Accounting Officer	September 12, 2008
Melissa Schessler