Form 10-Q
period 2008-09-30
Meltdown Massage & Body Works, Inc.
filed 2008-11-19
CIK 1402186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

5

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

13

SIGNATURES

15

5

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

5

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

			September 30,	December 31,
			2008	2007
			(unaudited)

CURRENT ASSETS

	Cash		$1,396	$16,221

	Total Current Assets		1,396	16,221

	TOTAL ASSETS		$1,396	$16,221

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable			$-	$-
	Advances from related parties		-	-

Total Current Liabilities			-	-

STOCKHOLDERS' EQUITY

	Preferred stock, 5,000,000 shares authorized
	at par value of $0.001, no shares
issued and outstanding			-	-
	Common stock, 70,000,000 shares authorized
at par value of $0.001, 2,805,000 and 1,750,000	$0.001;	3,500,000
	shares issued and outstanding		3,500	3,500
Additional paid-in capital			76,500	76,500
	Deficit accumulated during the development stage		(78,604)	(63,779)

Total Stockholders' Equity			1,396	16,221

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$1,396	$16,221

The accompanying notes are an integral part of these financial statements.

5

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Statement of Operations

(unaudited)

				From Inception	From Inception
	For the Three	For the Three	For the Nine	on April 4,	on April 4,
	Months Ended	Months Ended	Months Ended	2007 Through	2007 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$ -
COST OF SALES	#	#	#	#	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	2,800	29	14,825	3,029	78,604

Total Operating Expenses	2,800	29	14,825	3,029	78,604

INCOME (LOSS) FROM
OPERATIONS	(2,800)	(29)	(14,825)	(3,029)	(78,604)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

NET LOSS	$(2,800)	$(29)	$(14,825)	$(3,029)	$ (78,604)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

5

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Statements of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance on April 4, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05 per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(63,779)	(63,779)

Balance, December 31, 2007	3,500,000	3,500	76,500	(63,779)	16,221

Net loss for the nine months
ended September 30, 2008	-	-	-	(14,825)	(14,825)

Balance, September 30, 2008	3,500,000	$3,500	$76,500	$(78,604)	$1,396

The accompanying notes are an integral part of these financial statements.

5

Meltdown Massage and Body Works, Inc.

(A Developmental Stage Company)

Statements of Cash Flows

(unaudited)

		From Inception	From Inception
	For the Nine	on April 4,	on April 4,
	Months Ended	2007 Through	2007 Through
	September 30,	September 30,	September 30,
	2008	2007	2008
OPERATING ACTIVITIES

Net loss	$(14,825)	$(3,029)	$(78,604)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	-	-
Net Cash Used by Operating Activities	(14,825)	(3,029)	(78,604)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	-	5,000	80,000
Increase in advances from related parties	-	-	-
Net Cash Used by Financing Activities	-	5,000	80,000

NET DECREASE IN CASH	(14,825)	1,971	1,396
CASH AT BEGINNING OF PERIOD	16,221	-	-
CASH AT END OF PERIOD	$1,396	$1,971	$1,396

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5

Meltdown Massage and Body Works, Inc.

Notes to the Condensed Financial Statements

September 30, 2008 and December 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

5

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

5

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

In the initial approximately seventeen month operating period from April 4, 2007 (inception) to September 30, 2008, the Company generated no revenues while incurring $78,604 in general and administrative expenses. This resulted in a cumulative net loss of $76,604 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended September 30, 2008, the Company generated no revenues while incurring $14,825 in general and administrative expenses. This resulted in a net loss for the third quarter ended September 30, 2008 of $14,825. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $1,396 in working capital.  The Company’s current assets as of September 30, 2008 consisted of $1,396 in cash.

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

5

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

5

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

5

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

5

(b) Reports on Form 8-K

During the first quarter of 2008, MELTDOWN MASSAGE AND BODY WORKS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meltdown Massage and Body Works, Inc.
(Registrant)

Signature	Title	Date

/s/ Melissa Schessler	President & CEO, Director	November 19, 2008
Melissa Schessler

/s/ Melissa Schessler	Secretary, Treasurer, Director	November 19, 2008
Melissa Schessler

/s/ Melissa Schessler	Principal Financial Officer	November 19, 2008
Melissa Schessler

/s/ Melissa Schessler	Principal Accounting Officer	November 19, 2008
Melissa Schessler

5