Form 10-K
period 2008-12-31
Meltdown Massage & Body Works, Inc.
filed 2009-04-15
CIK 1402186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission file number: 000-53013

Meltdown Massage and Body Works, Inc.
(Exact Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	20-8758875 (IRS Employer ID No.)

8540 Younger Creek DR, #2
Sacramento, CA 95828
 (Address of Registrant's Principal Executive Offices) (Zip Code)
 (916-388-0255)

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

 The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $0. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

   State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of April 15, 2009, there were 18,600,000 shares of Common Stock, $0.001 par value per share issued.

Documents Incorporated By Reference
None

Meltdown Massage and Body Works, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•	the assumptions described in this report underlying such forward-looking statements.
•	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
•	those described in the context of such forward-looking statements;
•	future product development and manufacturing costs;
•	changes in our incentive plans;
•	timely development and acceptance of new products;
•	the markets of our domestic and international operations;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

Unless otherwise noted, references in this Form 10-K to “Meltdown”, “we”, “us”, “our”, and the “Company” means Meltdown Massage & Body Works, Inc., a Nevada corporation.  Our principal place of business is located at 8540 Younger Creek Drive #2, Sacramento, CA 95828.  Our telephone number is (916) 388-0255.

PART I

ITEM 1. BUSINESS.

Meltdown Massage and Body Works, Inc. ("Meltdown" or the "Company"), incorporated in the State of Nevada on April 4, 2007, and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers offering spacious, luxurious settings and a multitude of personal services including a variety of styles of massages, aromatherapy, heated stones, exfoliate and moisturizing treatments, mud baths, facials, manicures and pedicures, waxing and special occasion make-up appointments as well as consultations for everyday make-up applications.  Meltdown had the intent of ultimately offering services in major retail malls, hotels and casinos making these social experiences even more enjoyable and relaxing.

Meltdown was a small, start-up company that did not generate any significant revenues and lacked a stable customer base.  Since their inception to the merger (as described below), they did not generate any significant revenues and have incurred a cumulative net loss as indicated in their published consolidated financial statements. In the initial approximately seventeen month operating period from April 4, 2007 (inception) to September 30, 2008, the Company generated no revenues while incurring $78,604 in general and administrative expenses. This resulted in a cumulative net loss of $78,604 for the period then ended from inception, which is equivalent to $(0.00) per share.   During the nine months ended September 30, 2008, the Company generated no revenues while incurring $14,825 in general and administrative expenses. This resulted in a net loss for the third quarter ended September 30, 2008 of $14,825. The net loss for both periods is attributable primarily to the continuing costs of start-up operations. As of September 30, 2008, the Company had $1,396 in working capital.  The Company’s current assets as of September 30, 2008 consisted of $1,396 in cash.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech”), and our company  (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech shareholders acquired ten million one hundred thousand (10,100,000) shares of our common stock, whereby Pro-Tech would become a wholly owned subsidiary of the Company.  This issuance of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

The issuance of the securities above were effected in reliance on the exemptions for sales of securities  not involving a public  offering,  as set forth in Rule 506  promulgated  under the Securities Act of 1933, as amended (the  "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

PRO-TECH FIRE PROTECTION SYSTEMS CORP

Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”) was incorporated on May 4, 1995 under the laws of the State of California to engage in any lawful corporate undertaking, including, but not limited to; installation, repair and inspections of fire protection systems in commercial, military and industrial settings.

Pro-Tech Fire Protection Systems is a full-service contractor serving the western United States, with offices in California and Nevada. Services include estimating, designing, fabricating, and installing all types of standard and specialty water-based fire protection systems. In addition, the company offers “Day Work” services, including inspecting, testing, repairing and servicing of same.

We serve the new construction market, as well as customers retro-fitting, upgrading or repairing their existing facilities, bringing existing facilities to current standards (for example, installing sprinklers at a customer’s expanded storage warehouse, etc.). Since current codes require fire protection systems, work load remains fairly constant. Management believes that with this diversity of services, future prospects remain strong.

Most jobs are won by negotiation or by standard bidding practices from a variety of sources, including repeat customers, referrals, and multiple media resources (trade-specific marketing services, internet links, phone book ads, etc.). We routinely work with many regular customers participating in numerous MACC programs (Multiple Award Construction Contracts for government projects).

Upon award, we design most projects with in-house NICET certified project managers and designers. We also maintain close relationships with outside design firms and engineers to manage occasional overflow workloads. Design development typically includes close coordination with the prime contractor, as well as other sub-contractors.

Material is procured from a number of local and nation-wide fire protection suppliers. Fabricated materials are likewise obtained from these, as well as independent, fab shops. Since both fabricated and loose materials are readily available from many excellent long-standing vendors there is no need to maintain local stock or perform routine in-house fabrication, allowing us to keep overhead low.

Most installation work begins after a building is enclosed with walls and a roof, minimizing weather-related risks or delays. Regular site visits ensure smooth installation progress. Quality control is strictly maintained by site foremen, superintendants, and construction, project, and area managers. Additionally, work must pass inspection and testing requirements of project and fire department officials, providing the final seal-of-approval.

“Day Work” jobs typically wrap up in a matter of days, involving tenant improvements, repairs, etc. With 24-hour service, we can handle emergency needs for commercial and residential customers needing repairs, service, system restoration, etc. Inspections make up a recurring source of work and revenue, as systems are required by law to be inspected and professionally maintained. Inspections usually involve visual verification of system component status, and some operating of valves, so operating risk is negligible.
In summary, Pro-Tech’s business model is well-founded, with long-established relationships with superb customers and vendors, providing for a strong future in the near and long term.

While government regulations are always changing, Pro-Tech is able to work within the rules of local, regional, state and federal guidelines to meet compliance in all areas of the job, whether it is related to prevailing wage, environmental or fire codes.  Most costs of compliance are considered when bidding a job and therefore do not generally have a large impact on us.

 In early 2006, we began installing, monitoring and servicing alarm and detection systems sticking to our commercial, military and industrial background.  Again in the fall of 2008 we expanded our services by adding a division for telecommunications and data networking as well as a few months later adding an electrical division.

Pro-Tech services include:
•	Commercial, Special Hazards, and Industrial Overhead Wet Pipe, Dry Pipe, Pre-Action, Deluge, and Foam
•	New Installations, Retro-Fits, Upgrades, Repairs, Design, Consultations, and Analysis
•	Pumps, Hydrants, Backflow Preventers, Underground, Design, and Consultation
•	5 Year Certification, Inspections and Testing
•	24 Hour Service
•	Alarm & Detection installation, inspections and repairs, and third party monitoring
•	Electrical Services including design build, new construction, repairs, inspections and maintenance
•	Network cabling, system and structure testing and data networking and design

Management estimates that we have grown over twenty-fold in the 13 plus years that we have been serving satisfied customers. With more than 150 years of combined fire protection experience among its staff and management, management believes that we deliver high quality service in the most economic manner, with a high degree of integrity, excellence, and innovation within the fire protection industry.

We believe that the addition of the additional disciplines will help strengthen relationships with current customers as well as help us to establish ourselves with new customers with the ability to bid multiple disciplines on a project, while allowing us to more efficiently cover overhead costs.

Pro-Tech Telecommunications

Pro-Tech Telecommunications provides inside/outside plant installation/implementation services, telecommunications hardware/software deployment (voice systems), maintenance support services, on-site technicians for telecommunications upgrades, and cable system design services. In addition, Pro-Tech Telecommunications also has a full data networking group that can design, configure, and deploy custom data networking solutions based on individual client needs.  Pro-Tech Telecommunications provides the following services to commercial, government and other business enterprises.

Services Offered:
Infrastructure Systems/Services

•	Building Riser and Campus Systems
•	Cabinet and Rack Installation
•	Cable Tagging and Documentation
•	Communications Rooms, MDF, IDF
•	Optical and Copper Cable Installation
•	Raceway Systems
•	Wireless Connectivity Solutions

Low Voltage Systems
•	Security Systems
•	Fire Alarm
•	Card Access Control
•	CATV
•	Video Surveillance

Network Systems
•	Enterprise architecture strategy
•	Systems integration
•	IT infrastructure, implementation, and support
•	Network security and remote access solutions
•	Authentication

Voice Systems

•	PBX

•	Key system

•	VoIP

We differentiate ourselves through our commitment to the highest degree of structure, efficiency and quality practices.  We are experts at providing solutions that precisely fit our client's needs. We do not manufacture equipment and are vendor agnostic when providing equipment solutions (i.e. we will install customer or vendor owned/provided equipment). Our mission is to provide cost-effective, high quality services and solutions to enhance the competitive position of our clients, using creative and innovative approaches. In pursuit of these goals, Pro-Tech Telecommunications adheres to the following fundamental principles:

Clients as Partners

We strive to build "lifetime" relationships with our clients by providing them with the highest quality services, advanced technology and added value in order to earn and maintain their respect, trust and loyalty. Our contribution to this relationship is our expertise in providing the best possible services to our clients. Our services are based on professionalism, competence, integrity and openness.

Our People

Pro-Tech Telecommunications is an organization of individuals. We place a very high value on the skills, experience and creativity that our employees bring to the group. Our professionals are among the best in our industry and we are completely confident in their ability to meet or exceed the expectations of our clients.

Integrity

We adhere to a strict code of business conduct, ensuring that our people employ the highest standards of business ethics in all dealings with clients, suppliers, fellow employees and with the general public.

Quality

Pro-Tech Telecommunications continuously strives for excellence by providing high-quality, high-value deliverables to our clients. By achieving this goal, we ensure that our clients remained satisfied with the work we have delivered for years to come and that they value Pro-Tech Telecommunications their technology partner of choice.

Contract Process

A fair amount of Pro-Tech Telecommunication’s business success has been based on negotiated/relationship driven work and a small amount of traditional bid work (i.e. blue print take offs and submitting price quotes to general contractors on bid day).  We are typically responding to formal “Request for Proposals” (RFPs) and looking for existing “Master Service Agreements” (MSAs) to amend our services to.  We are always seeking out strategic partnerships to provide our customers with an overall integrated solution (i.e. equipment suppliers with our installation services).

Market Opportunity

According to the-infoshop.com (http://www.the-infoshop.com/study/ftm53024-cabling-sys.html), the total US Structured Cabling Systems (SCS) Market is forecasted to grow at a rate of 18.6%, from $6.8 billion in 2007 to $15.9 billion by 2012.  This growth is higher than previously reported, as newer network applications (i.e. VOIP, data centers and video over IP) are expected to grow dramatically in the future. SCS cabling architecture is evolving to a universal enterprise network consisting of the current primary installed LAN networks supporting newer IP sub nets, such as voice with VOIP, data for the data centers and video via video over IP.

As the SCS market is expected to grow, Pro-Tech Telecommunications will recognize significant revenue growth from the following industry segments and forecasted opportunities:

•	System Integrators – Negotiated bid work (i.e. existing relationships on current projects)
•	Commercial builders/developers – Bid work with strategic business partners (i.e. electrical and general contractors)
•	Modular furniture designers/builders - Office build outs, preferred vendor list, etc
•	Commercial/industrial property management companies - Tenant improvement work, new and/or old shell build outs, etc
•	Telecommunication/wireless vendors – Infrastructure upgrades, DEMARC extensions, etc
•	Federal government contractors – Strategic partnerships, negotiated jobs, etc
•	Federal, State, and local municipalities – GSA work, 8-A set aside, Multiple award schedules, cabling service contracts, etc

Targeted Markets

Pro-Tech Telecommunications goal is to become a market leader in the design/build communication infrastructure products and services industry.  We are well positioned in the following vertical markets and will use the following methods to expand and to increase our new areas of doing business:

Vertical Markets

•	System Integrators
•	Commercial builders/developers
•	Modular furniture designers/builders
•	Commercial/industrial property management companies
•	Telecommunication/wireless vendors
•	Federal government contractors
•	Federal, State, and local municipalities

Contract Vehicles

•	Existing supplier and “Master Service” agreements
•	Negotiated bid work
•	Request for Proposals (RFP)
•	General Service Administration (GSA) Schedules
•	CALNET II (State of California)
•	CA Multiple Award Schedule (CMAS)
•	Pre-qualification process

Business Development Philosophy

•	Build on existing relationships (i.e. negotiated work)
•	Subscribe to online bid tools
•	Form strategic partnerships with Disabled Veteran Owned Enterprise (DVBE) companies
•	Work with certified contractors
•	Define geographic growth territories
•	Join applicable trade organizations

Pro-Tech Electrical

Pro-Tech Electrical Services Division is a full service Electrical contractor providing reliable and quality workmanship throughout California. Our capacities are not limited to commercial and industrial project but, to a vast range of electrical construction projects.   Our primary bid focus has been in the areas of heavy commercial such as large distribution centers, commercial retail (shopping centers, etc.), and institutional work (schools, churches, etc.) We strive to provide competitive pricing for the commercial and industrial bid market. We furnish detailed and competitive pricing, value engineering options, and a team approach to our clients.  Pro-Tech Electrical provides the following services to commercial, government and other business enterprises:

Electrical Services

•	Building riser and campus systems
•	Underground service upgrades and installation
•	Installation of power switchboards services, Motor Control Centers (MCC) and/or upgrades.
•	New emergency generators, controls and transfer switches.
•	UPS (Uninterruptible Power Systems) and upgrades.
•	Fuse and Circuit Breaker upgrade and installations
•	Interior/ exterior Lighting and related controls.
•	Site lighting installation and upgrades
•	Security lighting
•	Industrial electrical projects including explosion proof equipment and installations.
•	Building riser and campus systems
•	Load analysis
•	Commercial and industrial maintenance

Contract Process

Winning a contract is based on putting together a proposal for a project to become the low bidder.  As an Electrical bidder for a specific job, we estimate all the electrical material and related labor on each of the electrical sheets or drawings.  This estimate of material and labor is put together into a proposal.  Electrical bidding is the process of submitting a proposal to carry out a described residential or commercial electrical project for an agreed price. Bidding can occur at the construction manager, general contractor or subcontractor level. Bids by contractors for the total cost of construction are submitted to a project owner or developer who then makes decisions based on price, contractor qualifications, and other factors.

This proposal is reviewed with other electrical contractors and the low bidder wins the contract.  After contract is awarded then submittals need to be put together. Product data submittals, samples, and shop drawings are required primarily for the architect and engineer to verify that the correct products will be installed on the project.

This process also gives the architect and sub-consultants the opportunity to select colors, patterns, and types of material that were not chosen prior to completion of the construction drawings. This is not an occasion for the architect to select different materials than specified, but rather to clarify the selection within the quality level indicated in the specification. For materials requiring fabrication, such as reinforcing steel and structural steel, the architect and engineer need to verify details furnished by the fabricator. The contractor also uses this information in installation, using dimensions and installation data from the submittal. The construction documents, specifically the technical specifications, require the contractor to submit product data, samples, and shop drawings to the architect and engineer for approval. This is one of the first steps that are taken by the contractor after execution of the construction contract and issuance of the "Notice to Proceed".

The submittal process is very important, as it directly relates to the quality, schedule, and ultimately the overall success of the project. The submittal process can be complex, because there are literally thousands of different materials, fabrications, and equipment used in a construction project. An "approved" submittal authorizes a material or an assembly to be released for fabrication and shipment. In essence, this is the final quality control mechanism before a product arrives on-site.

Commercial buildings will often have complex pre-fabricated components. These include: elevators, windows, cabinets, air handling units, generators, appliances and cooling towers. These pieces of equipment often require close coordination to ensure that they receive the correct power, fuel, water and structural support. The submittal process gives another level of detail usually not included as part of the design documents.

Design-build is a construction project delivery system where, in contrast to "design-bid-build", the design and construction aspects are contracted for with a single entity known as the design-builder or design-build contractor. The design-builder is usually the general contractor, but in many cases it is also the design professional (architect or engineer). This system is used to minimize the project risk for an owner and to reduce the delivery schedule by overlapping the design phase and construction phase of a project.

Once a contract has been awarded a pre-construction or coordination meeting is held. This meeting will consist of introducing each subcontractor to the other members of the team and to the architect, engineer, and at times the owner. Discussions regarding shop drawings submissions, the date by which subcontractors are to submit their requisitions, general safety rules, and guidelines will take place. At these meeting, if subcontractors have not worked together before, each one will size up each other to anticipate how their current working relationship will be.  The job superintendent will establish the ground rules that will be implemented and enforced to manage this project.

Most, if not all electrical material is purchased from numerous vendors. A small group of these vendors have built a strong and friendly relationship.  These vendors are responsible with obtaining quotes on products and material, in a timely manner.  Electrical contractor are the first discipline on the project and the last to finish. The electrical vendor who has a good relationship sustains a long term partnership throughout the construction project.

We are dedicated in providing our customers with the highest standards of workmanship, integrity and dependability. Our electrical division will proudly service commercial and industrial facilities 24 hours per day, 7 days per week, including weekends and holidays. Our electrical division is approved to be available on call 24 hours to perform service in the AT&T environment.

Pro-Tech Flooring

On January 16, 2009, the Company issued 3,000,000 shares to shareholders of Conesco, Inc. (“Conesco”, now Pro-Tech Flooring), as part of an acquisition, whereby Conesco would become a wholly owned subsidiary of the Company.

Since 1993, Conesco, Inc (now Pro-Tech Flooring), has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California.  Our work graces some of the most prestigious properties in Northern California and beyond. Pro-Tech Flooring’s award-winning team (30 employees) approach has earned the company a reputation for leading-edge flooring expertise, great service and first-class products.  Pro-Tech Flooring offers the following products and services:

•	Professional design and specification consultation
•	Material and installation of carpet, resilient, ceramic stone, and wood flooring
•	Material and installation of raised access/Clean Room flooring
•	Modular wiring and under-floor HVAC delivery systems
•	Ongoing maintenance services
•	Green building consultation
•	Consultation and expertise in complex/unique flooring installations

Pro-Tech Flooring’s expertise in the field of commercial and industrial flooring has allowed them to work with the following premier building contractors in Northern California:

•	Roebbelen Contracting
•	McCarthy Construction
•	Howard S. Wright
•	MP Allen

Strategy and Positioning

The Company’s internal growth strategy relies mostly on building and maintaining positive customer relationships.  The company also plans to grow externally, through strategic acquisition and alliance activities.  There are four key elements in the Company’s overall growth strategy:

▪	Expand portfolio of services through growth of A&D, Telecommunications and Electrical services
▪	Focus on internal growth and development
▪	Focus on expanding operating efficiencies
▪	Pursue strategic acquisitions and partnerships

Expansion of portfolio of services allows us to offer a “one stop shop” and offer our customers the ability to coordinate multiple disciplines with one contact, minimizing time and energy spent in coordination where multiple vendors might have been used for all of these disciplines.  This allows both us and our customers to more efficiently use overhead resources.

In slow economic times, such as what we are currently experiencing, we feel by developing our current associates to be able to cover more diverse functions, allows us to keep our seasoned employees.  We can develop and cross train employees, within their respective disciplines, so that when the economy begins to grow, we will have a strong well trained staff to lead us.  We also believe the expansion of our market, most recently to Reno and Las Vegas Nevada, puts us in strategic locations by covering the Northern and Southern California and Nevada markets, as well as giving us bases by which to access Arizona and Utah.

Focusing on expanding operating efficiencies is a focus we plan by having a corporate staff which can help all disciplines with their billing, receiving, payables, payroll, insurance, benefits and human resource functions.  We will be able to leverage a single corporate location to help cover all of our locations and disciplines and spread out the cost of overhead.  We also feel there are economies of scale in insurance and benefit costs that a company with a larger employee base can get that smaller companies tend to miss out on.

We also plan to use this slow economic time to pursue strategic relationships with our customers, while watching for opportunities to pick up strategic acquisitions in some of our newer markets and business segments.  We feel working to strengthen alliances during the hard times will put us in a stronger position to move forward and build our business when the economy begins to turn.  Likewise there are many good companies who are feeling the pinch of the current economics.  There may be opportunities to merge, acquire or form strategic partnerships with these companies, which can in turn lead to additional growth in our current markets.  This could also allow us to move into other markets we feel would add positive growth to the Company.

Client List

In addition to providing services directly to federal, state and local governments and Fortune 500 companies, the company has also established strong customer relationships with the following companies:

▪	Aerojet

▪	Hensel Phelps
▪	RQ Construction
▪	RA Birch
▪	Raley’s
▪	Soltek Pacific
▪	SouthWestern Dakotah
▪	Roebellin Construction
▪	Howard S. Wright Construction

Competitive Landscape

The competition is divided among many players in our four markets.  The market is highly fragmented and there is not a dominate player in any of the markets.  Two of the larger competitors are as follows:

Cosco – Cosco is a multifaceted, full service fire protection contractor, providing design, fabrication, installation service and inspection of a wide variety of automatic fire suppression systems.  The company specializes in large construction projects including hospitals, high-rise structures, hotels, large office and manufacturing facilities.  The company maintains experienced staff including engineers, designers, project managers and installers.  Cosco has offices in Los Angeles, San Francisco, Seattle, Fresno, San Diego, and Anchorage.

Tyco/Grinnell (NYSE: TYC) - Tyco International, Ltd. operates as a diversified manufacturing and services company. The company, through its subsidiaries, designs, manufactures, and distributes electronic security and fire protection systems; electrical and electronic components; and medical devices and supplies, imaging agents, pharmaceuticals, and adult incontinence and infant care products. Tyco’s fire and security products and services include electronic security systems, fire detection systems and suppression systems, as well as fire extinguishers and related products. The company’s electrical and electronic components comprise electronic/electrical connector systems; fiber optic components; and wireless devices, such as private radio systems, heat shrink products, circuit protection devices, and magnetic devices.

Employees

The Company has approximately 110 full time employees including 15 executive and administrative staff, 7 in engineering, 6 in sales and marketing, with the balance working in the field as superintendants, foreman, journeyman or apprentices.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A.  RISK FACTORS

We are subject to those financial risks generally associated with development stage companies. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations. However, we may be unable to obtain such financing. We are also subject to risks factors specific to our business strategy and the wireless retail industry. Rapid changes in industry standards for wireless phones and services may require us to introduce new products and services before we can attain profitable operations. We may be unable to introduce new products and services on a timely basis. Moreover, there is no guarantee that any such products will allow us to achieve profitable operations in the future.

We consider the following to be the material risks to an investor in us. We should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our contract prices are established largely upon estimates and assumptions of our projected costs. These include assumptions about future economic conditions, prices, including commodities prices, and availability of labor, including the costs of providing labor, equipment, materials and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to execute the work cost overruns may occur, and we could experience reduced profits or a loss for projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers' or subcontractors' may fail to perform as expected, or site conditions may be different than we expected. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date.  Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases we may also be liable for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate as well as damaging our reputation within our industry and our customer base.

Many of the markets we do work in are currently experiencing an economic downturn that may materially and adversely affect our business because our business is dependent on levels of construction activity.

The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project's lifecycle. We experience the results of economic trends well after an economic cycle begins. Accordingly, we believe that our business has yet to experience many of the adverse effects of the current economic recessionary cycle.

We cannot predict the severity or length of the current recession. We believe that the current uncertainty about economic conditions caused by the ongoing recession means that many of our customers are likely to postpone spending while credit markets remain, in large part, closed to funding commercial and industrial developments. The industries and markets we operate in have always been and will continue to be vulnerable to these general macroeconomic downturns because they are cyclical in nature. The current recession is causing a drop off in the demand for projects within our markets and industries, which will likely lead to greater price competition as well as decreased revenue and profit. The current recession is also likely to increase economic instability with our vendors, subcontractors, developers, and general contractors, which could cause us greater liability exposure and could result in us not being able to be paid, as well as decreased revenue and profit. Further, to the extent our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, the bankruptcy will likely force us to incur additional costs in attorneys' fees, as well as other professional consultants, and will result in decreased revenue and profit.

Our backlog is subject to unexpected adjustments and a cancellation, which means that amounts included in our backlog may not result in actual revenue or translate into profits.

The revenue projected from our backlog may not be realized, or, if realized, may not result in profits. Projects may remain in our backlog for an extended period of time or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. The revenue projected from our backlog may not be realized or, if realized, may not result in profits.

A significant portion of our business depends on our ability to provide surety bonds. Current difficulties in the financial and surety markets may adversely affect our bonding capacity and availability.

In the past we have expanded and it is possible we will continue to expand the number of total contract dollars that require an underlying bond. Surety market conditions are currently difficult as a result of significant losses incurred by many surety companies and the current recession. Consequently, less overall bonding capacity is available in the market and terms have become more expensive and restrictive. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers.  Additionally, even if we are able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

A material portion of our revenue is recognized using the percentage-of-completion method of accounting, which results in our recognizing contract revenues and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Intense competition in our industry could reduce our market share and our profit.

The markets we serve are highly competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to intensify in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits.

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently, which could reduce our profitability.

Our business is labor intensive, and many of our operations experience a high rate of employment turnover. At times of low unemployment rates in the United States, it will be more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project in which we have devoted resources, it could have a material negative effect on our results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services on project sites. We also are and are likely to continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed as well as claims for increased costs we incur. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time according to ongoing exposure. If our assumptions and estimates related to these exposures prove to be inadequate or wrong, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Our recent and future acquisitions may not be successful.

We expect to continue pursuing selective acquisitions of businesses. We cannot assure you that we will be able to locate acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that any future acquisitions will not dilute earnings or disrupt the payment of a stockholder dividend. To the extent we succeed in making acquisitions, a number of risks will result, including:

•	The assumption of material liabilities (including for environmental-related costs);
•	Failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
•	The diversion of management's attention from the management of daily operations to the integration of operations;
•
Difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations, as well as the retention of employees generally;

•	The risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls; and
•	We may not be able to realize the cost savings or other financial benefits we anticipated prior to the acquisition.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase revenue growth.

Our past and any future growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our financial condition, results of operations, and our business.

We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal controls over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations.

Conflicts of interest

Certain of our officers and directors will also serve as directors of other companies or have significant shareholdings in other companies that may be in a similar business. To the extent that such other companies participate in ventures in which we may participate, or compete for prospects or financial resources with us, these officers and directors of will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Nevada, our directors are required to act honestly and in good faith with a view to the best interests of our shareholders. In determining whether or not we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which we may be exposed and its financial position at that time.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of the company’s securities.

The Company is a "penny stock" company.  None of its securities  currently trade in any  market  and,  if  ever  available  for  trading,  will be  subject  to a Securities  and Exchange  Commission  rule that imposes  special sales  practice requirements upon  broker-dealers who sell such securities to persons other than established customers or accredited  investors.  For purposes of the rule,  the phrase "accredited investors" means, in general terms,  institutions with assets in  excess  of  $5,000,000,  or  individuals  having a net  worth in  excess  of $1,000,000  or having an annual  income that  exceeds  $200,000  (or that,  when combined with a spouse's income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3,  15g-4,  15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934,  as amended.  Because our securities constitute “penny stocks" within the meaning of the rules, the rules would apply to us and to our securities.  The rules will further affect the ability of owners of shares to sell their securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders  should  be  aware  that,  according  to  Securities  and  Exchange Commission,  the  market  for penny  stocks has  suffered  in recent  years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are  often  related  to the promoter or issuer; (ii) manipulation of prices through prearranged  matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices   involving   high-pressure   sales  tactics  and  unrealistic   price projections  by  inexperienced  sales persons;  (iv)  excessive and  undisclosed bid-ask  differentials  and  markups  by  selling  broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and  broker-dealers  after prices have been manipulated to a desired level,  leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market.  Although  we do not expect to be in a position  to  dictate  the  behavior  of the  market  or of  broker-dealers  who participate  in the  market,  management  will  strive  within the  confines  of practical  limitations to prevent the described  patterns from being established  with respect to the Company's securities.

No public market exists for the Company’s common stock at this time, and there is no assurance of a future market.

There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.  Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby.  If  there is a low price of the Company's securities, many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in the Company's shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, most lending institutions will not permit the use of the Company's shares as collateral for any loans.

We do not pay cash dividends

We do not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

Rule 144 sales in the future may have a depressive effect on the Company’s stock price.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the '34 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Act.

The Company’s investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to the Company's shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

The will in all likelihood be thinly traded and as a result, investors may be unable to sell at or near ask prices or at all if they need to liquidate shares.

Our shares of common stock, if listed, may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors,  including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the Securities price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Facilities

Pro-Tech’s headquarters are currently located in a 5,000 square foot facility in Sacramento, California. We also have branch offices in Oceanside, CA and Las Vegas and Reno, NV.  The bulk of the workforce is out in the field.

The Company is currently in a month to month lease in its Sacramento headquarters.  We have a good working relationship with the landlord and feel that due to market conditions, and the availability of office and warehouse space, the there is no need at the current time to enter any long term arrangement.  We also, have a small (2,500 sq ft) warehouse space separately located from the main office; it also is on a month to month lease. The monthly lease cost is $2,746 and $1,200 per month on the two spaces respectively.

We are currently 2 years into a 3 year lease in our Oceanside office.  The rate is slightly above market and we are looking to see if there are any opportunities to renegotiate this lease. The monthly lease cost is $3,805 per month.

Our Reno office is also in a month to month lease and we are assessing the opportunity to renegotiate the lease. The monthly lease cost is $2,597 per month.

Our Las Vegas office was opened in a 2,800 square foot building in North Las Vegas.  We have a 40 month lease in this facility. The monthly lease cost is $1,182 per month.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.  We  are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of  any  claims against the Company or any reputed claims against it at this time, except as follows:

In March 2008, a wage and hour class action law suit was filed against the Company by three former employees and Sprinkler Fitters Union Local 669.  The essence of the plaintiffs suit is that the Company allegedly violated wage and hour laws by failing to pay all wages owed for overtime, breaks and off the clock work, and did not allow employees to take breaks.  The Company denies the allegations and is vigorously defending the action.  It is the Company’s position that this lawsuit has been brought against it for the improper motive of forcing the Company to enter into a labor agreement with Sprinkler Fitters Local 669.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No items were submitted to the security holders during the twelve months ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of our common stock commenced trading on January 30 2009, on the Over The Counter Bulletin Board under the symbol “MMBW.OB.”  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the Over The Counter Bulletin Board for the months ended January 30, 2009, February 27, 2009 and March 31, 2009. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
January 30, 2009	$2.10	$2.10
February 27, 2009	$3.45	$3.45
March 31, 2009	$3.05	$2.95

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

During the years ended December 31, 2008 and 2007, the Company, which it was still an S-Corp, distributed dividends to the stockholders totalling to $426,000 and $513,000, respectively.

Transfer Agent

Island Stock Transfer, 100 Second Avenue South, Suite705S, St Petersburg, FL 33701 will act as transfer agent for our common stock.

RECENT SALES OF UNREGISTERED SECURITIES.

During the past three years, we have sold or issued securities which were not registered as follows:

On April 11, 2007, we issued 2,000,000 shares of our common stock to Melissa Schessler, our founding shareholder and the sole officer and director, in exchange for services and cash in the amount of $5,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Ms. Schessler had fair access to and was in possession of all available material information about our company, as she was the sole officer and director of MMBW.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On December 31, 2008, the Company issued 10,100,000 shares to Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”) as part of a merger, whereby Pro-Tech would become a wholly owned subsidiary of the Company.  This issuance of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

On January 16, 2009, the Company issued 3,000,000 shares to shareholders of Conesco, Inc. (“Conesco”) as part of a merger, whereby Conesco would become a wholly owned subsidiary of the Company.  This issuance of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Conesco had fair access to and was in possession of all available material information about our company.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

On January 19, 2009 the Company issued 1,000,000 shares to key employees of the Company as incentive would become a wholly owned subsidiary of the Company.  This issuance of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

ITEM 6.  SELECT FINANCIAL DATA.

        The following selected historical financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2008	2007
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$16,488	$16,894
Operating income(a)	$349	$1,660
Net income (loss)	$6	$1,572

Income (loss) per share:
Basic—
Income (loss) from operations	$0.00	$0.16
Net income (loss)	$0.00	$0.16

BALANCE SHEET DATA:
Working capital	$1,486	$1,523
Total assets	$5,196	$4,518

Total debt	$4,283	$3,316
Total stockholders' equity	$913	$1,202

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated  financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this prospectus.

RESULTS OF OPERATION

Fiscal Year 2008 versus 2007

Revenues were approximately $16.5 million in fiscal 2008, a decrease of approximately $.4 million, or 2%, from revenues of approximately $16.9 million in fiscal 2007. The decrease was primarily due to economic reasons as the market began to tighten and work was more scarce.  The Company was happy to see revenues basically hold their ground.

Gross profit decreased from approximately $6.5 million in fiscal 2007 to approximately $6.3 million in fiscal 2008. This decrease of approximately $.2 million, or 3%, was primarily due to the 2% reduction in revenues.  The margin percent decreased slightly in 2008 from 38.4% to 38.2%.  The materials portion of cost of sales remained at 46.3%, the same as in 2007.  Labor as a percent of cost of sales increased .3% while other costs incorporated in cost of sales were reduced by the same .3% in 2008.  Again, the Company was happy to be able to hold margins in these tough economic times.

Combined Operating and SG&A expenses were approximately $5.9 million in fiscal 2008 compared to approximately $4.7 million for fiscal 2007. The increase of approximately $1.2 million was primarily due to a number of one-time expenses related to merger activity for the year of approximately $668,000 for merger activity as well as non cash issuance of stock to an investor relations firm retained by the Company for services.   One time fees to get audited financials for the years ended December 2007 and 2006 as well as reviewed financials for the nine months ended September 30, 2008 and 2007 were approximately$135,000, of which approximately $119,000 would be considered one time for previous years work.  Legal fees for the Union lawsuit defense, merger activity and SEC work amounted to $21,000, which was not an expense in the prior year.  There was a hit of approximately $100,000 for increased costs of fuel during the year from escalating fuel prices, while the number of cars in the fleet was relatively static for the year.   The Company also added overhead in accounting and for the management of the new divisions opened during fourth quarter.  The Company expects to see the benefit of these additions in the form of added revenue or operating efficiencies during 2009.  The Company also for the first time accrued for bad debt losses and bonuses payments related to 2008 operating activities of $110,000 and $75,000.  The Company believes these one-time hits in 2008 from accounting and legal activities will not become normal activity and will lead to a more normalized presentation of operations.  This does not intend to present that one-time expenses will not be a part of the operations of the Company going forward.

Depreciation and amortization expense increased to $53,496 in fiscal 2008 compared to $49,062 in fiscal 2007. This increase of approximately $4,400 was primarily due to the addition of new computers.  The remaining $3,667 of amortization related to the purchase of Jones Fire Protection was also written off in 2008.

Net interest expense increased to $78,743 in fiscal 2008 compared to $70,332 in fiscal 2007. This increase of approximately $8,400 was primarily due to the use of the line of credit for working capital purposes.

Income tax expense rose in 2008 due the accrual for a deferred tax liability.  The liability arose from a section 481 carryforward (see footnote K) which was generated when Pro-Tech was forced to go from a cash basis tax payer to an accrual basis taxpayer.  Prior to the merger with the Company, Pro-Tech was an S-Corp and therefore all taxable income was pushed up to the owners.  The net effect for 2008 was a net deferred tax liability accrual of $258,800.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year 2008 versus 2007

For the twelve months ended December 31, 2008, the Company experienced a net income of $6,578. At December 31, 2008, the Company had $86,895 in cash. Accounts receivable, net of allowances for doubtful accounts, were $4,638,401 at the end of 2008, which at 89% of assets is approximately 2% higher than at December 31, 2007.

At December 31, 2008, we had working capital of $1,486,040 compared to working capital of $1,522,888 at December 31, 2007. The ratio of current assets to current liabilities stayed  relatively the same at 1.41:1 at December 31, 2008 compared to 1.53:1 at December 31, 2007. Cash flow provided by operations during 2008 was $61,316 as compared to $385,735 at December 31, 2007.  The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

The Company's principal liquidity at December 31, 2008 included cash of $86,895, and $4,638,401 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the year ended December 31, 2008, we had positive cash flow from operations of $61,316 as compared to a cash flow from operations of $385,735 in 2007. This $324,419 decrease is primarily due to an increase in retention receivables of approximately $200,000 as well as an increase in standard receivables of approximately $600,000.   The Company had an increase in accounts payable offsetting the use of cash of approximately $245,000.  There were also non-cash items of approximately $290,000 which added to the cash provided by operations resulting in net cash provided of $61,316.  With minimal increases in corporate level staff expected over the next year, the cash flow from operations is anticipated be positive for 2009.

Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor materials deployed in project work until our customers pay us. Our average job duration generally allows us to complete the realization of revenue and earnings in cash within a few months of invoicing.

Accordingly, we believe cash flow, by encompassing the Company's acquisition efforts, profit margins and the use of working capital over our approximately three month working capital cycle, is an effective measure of operating effectiveness and efficiency when considered in light of the Company's business plan for acquisitions and regional growth. The Company anticipates positive cash flows from operations in 2009.

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at December 31, 2008 was $950,000. The Company currently believes that sufficient liquidity exists but may seek approval to increase the facility to $1.5 million in the future if considered necessary. We believe the line of credit facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2009 and beyond.

The facility contains customary financial covenants require us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement. Non-compliance with any of these ratios or a violation of other covenants could result in an event of default and reduce availability under the facility. We are currently in compliance with all covenants, except for the debt to equity ratio and tangible net worth.  The bank waived the debt covenant and we have full availability under the facility.  We have extended the line of credit for 60 days in order to give the bank the opportunity to receive our final audited financials at renewal time.

Long Term Notes

Long term notes with a principal balance of $690,000, were issued through our bank on February 3, 2007 and December 31, 2008. The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013  The notes carry interest rates of 7.76% and 5.5% respectively.  These notes are held by the same bank the Company uses for its banking and where the line of credit is held.

ITEM 7A.    QUANITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. We are actively involved in monitoring exposure to market risk and continue to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. We do not use derivative financial instruments.

        We have limited exposure to changes in interest rates under our revolving credit facility. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated value at December 31, 2008:

	Twelve Months Ended December 31,
						Fair
	2009	2010	2011	2012	2013	Value
Fixed Rate Debt	$172	$185	$199	$78	56	$690
Average Interest Rate	6.9%	6.8%	6.5%	5.8%	5.5%	6.3%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MELTDOWN MASSAGE & BODY WORKS, INC.

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Meltdown Massage & Body Works, Inc.
Sacramento, California

We have audited the accompanying consolidated balance sheets of MELTDOWN MASSAGE & BODY WORKS, INC., (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
April 14, 2009

MELTDOWN MASSAGE & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$86,895	$10,653
Contract receivable, net of allowance for doubtful accounts as of December 31, 2008 and 2007, of $110,000 and $0, respectively (Note D)	4,638,401	3,940,260
Costs and estimated earnings in excess of billings (Note E)	146,338	386,837
Note receivable – related party	142,543	-
Other current assets	87,963	60,200
Total current assets	5,102,140	4,397,950

Property and equipment: (Note G)	587,373	594,947
Less: accumulated depreciation	504,028	487,795
Net property and equipment	83,345	107,152

Other Assets:
Intangibles, net of accumulated amortization as of December 31, 2008 and 2007, of $20,000 and $16,334, respectively (Note H)	-	3,666
Deposits	10,856	8,856

Total assets	$5,196,341	$4,517,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note I)	$1,945,178	$1,750,897
Notes payable – others –current portion (Note L)	172,025	120,774
Accruals on uncompleted contracts (Note E)	712,252	671,690
Reserve for loss on uncompleted contracts	20,995	65,200
Deferred tax liability (Note K)	110,150	-
Line of credit (Note J)	655,500	266,500
Total current liabilities	3,616,100	2,875,061

Long -Term Liabilities:
Notes payable- others – long term portion (Note L)	518,030	440,081
LT Deferred tax liability (Note K)	148,650	-
Total long –term liabilities	666,680	440,081

Commitments and contingencies (Note O)	-	-

Stockholders' Equity: (Note M)
Common Stock, $0.001 par value; 70,000,000 shares authorized; 14,600,000 and 10,100,000 shares issued and outstanding at December 31, 2008 and 2007 respectively (Note M )	14,600	10,100
Paid in capital	898,961	541
Retained earnings	-	1,191,841
Total stockholders’ equity	913,561	1,202,482

Total liabilities and stockholders' equity	$5,196,341	$4,517,624

The accompanying notes are an integral part of these consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

	2008	2007
Net revenue	$16,487,525	$16,893,784
Cost of sales	10,213,866	10,436,749
Gross profit	6,273,659	6,457,035

Operating Expenses:
Selling, general and administrative	5,871,042	4,748,430
Depreciation and amortization (Note G & H)	53,496	49,062
Total Operating Expenses	5,924,537	4,797,492

Income from Operations	349,122	1,659,543

Other Income (Expense):
Interest income(expense), net	(78,744)	(70,332)
Total Other Expenses	(78,744)	(70,332)
Income before Income Taxes	270,378	1,589,211
Income taxes (Note K)	263,800	17,100

Net Income	$6,578	$1,572,111

Net income per common share (Note C):
Basic	$0.00	$0.16
Diluted	$0.00	$0.16
Weighted average common shares outstanding	10,100,000	10,100,000

The accompanying notes are an integral part of these consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2008

	Common Stock
	Common Shares	Amount	Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Adjusted for recapitalization:
Balance at January 1, 2007, adjusted for shares issued in conjunction with reverse merger on December 31, 2008	10,100,000	$10,100	$541	$132,731	$143,372

Dividend distributions (Note M)				(513,000)	(513,000)

Net Income	-	-	-	1,572,111	1,572,111
Balance at December 31, 2007	10,100,000	$10,100	$541	$1,191,842	$1,202,483
Dividend distributions (Note M)	-	-	-	(426,000)	(426,000)
Effect of reverse merger - Shares reissued to existing MMBW shareholders	3,500,000	3,500	-	-	3,500
Reclassification of paid in capital on revocation of S corporation tax status upon reverse merger	-	-	772,420	(772,420)	-
Issuance of shares for services	1,000,000	1,000	126,000	-	127,000
Net income	-	-	-	6,578	6,578

Balance at December 31, 2008	14,600,000	$14,600	$898,961	$-	$913,561

The accompanying notes are an integral part of these consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities:
Net income from operations	$6,578	$1,572,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,496	49,062
Bad debt write off	9,302	28,815
Accrual for bad debt allowance	110,000	-
Stock issued to previous MMBW shareholders	3,500	-
Stock issued for services	127,000	-
Accruals (reversal) of loss against uncompleted contracts	(44,205)	(459,491)
(Increase) decrease in:
Contract receivable	(817,443)	(1,060,794)
Other current assets, net	(172,306)	35,058
Costs and estimated earnings in excess of billings	240,499	21,750
Billings in excess of costs and estimated earnings	40,562	(196,309)
Increase (decrease) in:
Deferred tax liability, net (Note K)	258,800	-
Accounts payable and accrued expenses, net	245,532	395,533
Net Cash Provided by Operating Activities	61,316	385,735

Cash Flows From Investing Activities:
Payment for purchase of property and equipment	(26,023)	(74,288)
Net Cash Used In Investing Activities	(26,023)	(74,288)

Cash Flows From Financing Activities:
Payments for dividend distributions (Note M)	(426,000)	(513,000)
Proceeds from long term debt	250,000	-
Payments of long term debt	(172,050)	(102,520)
Net proceeds from line of credit	389,000	266,500
Net Cash Used In Financing Activities	40,950	(349,020)

Net Decrease in Cash And Cash Equivalents	76,243	(37,573)

Cash and cash equivalents at beginning of year	10,653	48,225
Cash and cash equivalents at the end of year	$86,895	$10,653

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$83,743	$87,433
Cash paid during period for taxes	$-	$-

Non-cash Investing and Financing Activities:
Acquisition costs in reverse merger	$3,500	$-

The accompanying notes are an integral part of these consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE A - BUSINESS DESCRIPTION

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Company was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December  31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”)  The consolidated financial statements include the accounts of Meltdown and Pro-Tech, the sole wholly-owned operating subsidiary (collectively, the “Company”).

The Company’s operating subsidiary, Pro-Tech, was incorporated under the laws of the State of California on May 4, 1995. Pro-Tech is a full-service contractor serving the western United States, with offices in California and Nevada. Services include estimating, designing, fabricating, and installing all types of standard and specialty water-based fire protection systems. In addition, the company offers “Day Work” services, including inspecting, testing, repairing and servicing of same.

All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE B – REVERSE MERGER AND CORPORATE RESTRUCTURE

On December 31, 2008, the Company consummated a reverse merger by entering into a share exchange agreement (the “Share Exchange”) with the stockholders of Pro-Tech, pursuant to which the stockholders of Pro-Tech  exchanged all of the issued and outstanding capital stock of Pro-Tech for 10,100,000 shares of common stock of the Company representing approximately 74%  of the Company’s outstanding capital stock, Meltdown shareholders retained the 3,500,000 shares of previously issued shares of common stock.

As a result of the Share Exchange, there was a change in control of the Company. In accordance with SFAS No. 141, the Company was the acquiring entity. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition with the Company as the surviving entity. The total purchase price and carrying value of net assets acquired was $3,500.  The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Share Exchange, the Company was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements include the historical financial condition, results of operations and cash flows of Pro-Tech prior to the Share Exchange.

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

The total consideration paid was $3,500  and the significant components of the transaction are as follows:

December 31, 2008
Common stock retained	$3,500
Assets acquired	(-)
Liabilities assumed	-
Total consideration paid	$3,500
In accordance with Statement of Position 98-5 (“SOP 98-5”), the Company expensed $3,500 as organization costs.

NOTE C - SUMMARY OF ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The Company also recognizes revenue from non-fixed price (time and materials) contracts.  The revenue from these contracts is billed monthly and is based on actual time and material costs which have occurred on the job for the billing period.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

Revenue on contracts can be derived from different disciplines and is accounted for on a consolidated basis by job to see overall performance, as well as the ability to break the job down by discipline to see how each contributes to the overall performance of the job.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” or “accruals on uncompleted contracts” represents billings in excess of revenues recognized.

Contract Receivables

Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers.

Inventory

The Company keeps an immaterial amount of parts from jobs on hand.  The materials consist of small parts such as sprinkler heads, gaskets, pipe joints, etc. which mainly come from closed jobs.  They get used for repair work or filler when jobs run short.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $35,694 and $53,962, of advertising costs for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

The Company has elected to be treated as subchapter “S” corporation for federal tax purposes.  Therefore, no provision has been made for corporate federal income taxes and the stockholders have consented to include the income or loss in their individual tax returns at December 31 2008 and 2007. The Company is, however, liable for minimum state taxes. The Company provides for income taxes based on pre-tax earnings reported in the consolidated financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the consolidated financial statements.  Following the reverse merger status, beginning, January 1, 2009, the Company will become a C-Corp and subject to standard quarterly taxes provisions.  Results of operations may not be comparable going forward.

NOTE C - SUMMARY OF ACCOUNTING POLICIES (continued)

Basic and diluted earnings per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock.  The Company does not have any common stock equivalents at December 31, 2008 and 2007.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 10 years using the straight-line method as follows:

Construction equipment	5-7years
Automobiles	5 years
Computer Software	3 years
Office equipment and furniture	3-7years
Leasehold improvements	life of the lease agreement where appropriate

Maintenance and repairs to automobiles, equipment, furniture and computers is expensed as incurred.  There is no reevaluation of useful life as most of the assets are short term in nature and the repairs or maintenance are in the normal course of the operating life of the asset.  Upon disposal of assets, the Company reduces the asset account and the accumulated depreciation account for the balances at that point in time.  The difference between the amounts received greater than the book value is recognized as a gain and if the amount is less than the book value is recognized as a loss.  Depreciation is not included in cost of goods sold.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should any impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $110,000 and $0 as of December 31, 2008 and 2007, respectively.

NOTE C - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. There were no employee stock options and employee stock purchases granted to employees and directors through December 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other consolidated financial statements.  The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").  SFAS establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Fair Value

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At December 31, 2008 and 2007, the Company did not have any financial assets measured at fair value on a recurring basis.

NOTE C - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”  (“FSP 157-2 "),  which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.  The adoption of FSP 157-2 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of SFAS 141R is not expected to have a material impact on our consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated financial statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.  EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF 07-1 will have a material impact on our financial position, results of operations or cash flows.

NOTE C - SUMMARY OF ACCOUNTING POLICIES (continued)

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company does not expect that the adoption of SFAS No. 142-3 will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of consolidated financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").   FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (“SFAS 163”). The FASB believes that diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company is not an insurance enterprise and this standard will not have any impact on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE D – CONTRACT RECEIVABLES

Contract receivables at December 31, 2008 and 2007 consist of the followings:

	2008	2007
Contracts receivables	$3,576,558	$2,966,591
Retention receivables	1,171,843	973,669
Less: Allowance for doubtful Accts	(110,000)	-
	$4,638,401	$3,940,260

NOTE E – UNCOMPLETED CONTRACTS

At December 31, 2008 and 2007, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	2008	2007
Costs incurred to date on uncompleted contracts	$9,987,580	$8,134,507
Estimated earnings	1,103,017	1,301,596
	11,090,597	9,436,103
Less: billed revenue to date	(11,656,510)	(9,720,956)
	$(565,914)	$(284,853)

Costs and estimated earnings in excess of billings	$146,338	$386,837
Less: accruals on uncompleted contracts	(712,252)	(671,690)
	$(565,914)	$(284,853)

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2006 through December 31, 2008. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at January 1, 2007	$10,761,708
New contracts for the year ended December 31, 2007	12,491,121
Add: contract adjustments	2,094,432
Less: revenue for the year ended December 31, 2007	(16,893,785)
Backlog balance at December 31, 2007	$8,453,476
New contracts for the year ended December 31, 2008	7,861,663
Add: contract adjustments	4,262,278
Less: revenue for the year ended December 31, 2008	(16,487,525)
Backlog balance at December 31, 2008	$4,089,892

In addition to the backlog balance as of December 31, 2008, as above, the Company had a total of $921,600 customer contracts in the process of finalization.

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2008 and 2007 consist of the followings:

	2008	2007
Vehicles	$196,948	$196,948
Leasehold improvements	57,973	55,899
Office equipments	160,185	167,370
Tools and other equipment	172,267	174,730
	587,373	594,947
Less: accumulated depreciation	(504,028)	(487,795)
Net Property and Equipment	$83,345	$107,152

Depreciation expense was $49,829 and $45,062 for the years ended December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, the Company wrote off assets with a gross acquisition value of $33,597 and $53,242 and net book values of $0 and $0, respectively.  All of these assets were obsolete computers and software.

NOTE H – ASSETS ACQUISITION/INTANGIBLES

Intangibles consist of a non-compete agreement and includes the customer list and established contacts acquired in the purchase assets from Jones Fire Protection, Inc., which the Company acquired in December 2003.  The amortization period has been determined to be five years.

During the years ended December 31, 2008 and 2007, the Company recognized amortization expense of $3,667 and $4,000, respectively, using the straight-line method over five years.

The following summarizes intangible assets at December 31, 2008:

Non-Compete agreement	$20,000
Less: accumulated amortization	20,000

Net Intangibles	$-

On September 30, 2008, the Company entered into an asset purchase agreement for a total value of $537,000, where the Company received inventory valued at approximately $30,000, miscellaneous fixed assets valued at approximately $89,000 which included vehicles, tools, computers and construction equipment. As of December 31, 2008, the Company charged to operations $537,000 based on managements evaluation of assets value received and the fact that it was learned after the transaction that the assets had been liened and therefore the Company has written off all value until it is determined whether they can take control of the assets..

NOTE I – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007:

	2008	2007
Accounts payable	$1,741,225	$1,441,836
Accrued payroll and vacation	187,826	28,893
Accrued payroll taxes	1,247	53,181
Other liabilities	14,880	226,986
Total	$1,945,178	$1,750,896

NOTE J – BANK LINE OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $950,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N).  The line of credit bears interest at the Bank Rate minus 0.5%, per annum, with interest due and payable monthly and expires on March 31, 2009.  The balance outstanding under the line of credit at December 31, 2008 and 2007 amounted to $655,500 and $266,500, respectively, leaving a balance available on the line of $294,500 and $533,500, respectively. The Company is required to maintain a debt to equity ratio of 2.25, working capital of at least $1,000,000, a working capital ratio 1.25, cash flow ratio of 1:1 and tangible net worth of 1,250,000.  At December 31, 2008, the Company was not in compliance with certain bank loan covenants.

NOTE K – DEFERRED TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2008, the Company recorded state income taxes totalling to $4,930.

On January 1, 2007, the Pro-Tech changed from cash basis to accrual basis for the recognition of income taxes.  The Company elected to pro-rate the initial tax catch up over 4 years as allowed by Section 481.  At December 31, 2008, the Company had for federal income tax purposes a net deferred tax liability of $258,870.

NOTE K – DEFERRED TAXES  (continued)

Components of the net deferred tax liability is as follows:

Year Ended December 31,
2008
Deferred tax assets
Allowances	$38,500
Total gross deferred tax assets	38,500

Deferred tax liabilities
Section 481 carryforward	$297,370
Total gross deferred tax liabilities	297,370

Net deferred tax liability	$258,870

NOTE L – NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 are as follows:
	2008	2007
Note payable in monthly installments of $449.12; interest at_9.3% per annum, secured by computer equipment, due June 2008.	$-	$3,016
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,133.99, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	440,055	557,839
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,785.24, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	250,000	-
Total note payable	690,055	560,855
Less: current portion	(172,025)	(120,774)
Notes payable – long term	$518,030	$440,081

Aggregate maturities of long-term debt as of December 31, 2008 are as follows:

Year ended	Amount
December 31, 2009	$172,025
December 31, 2010	185,054
December 31, 2011	199,001
December 31, 2012	78,242
December 31, 2013	55,733
Total	$690,055

NOTE M – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2008 and 2007, the Company had 14,600,000 and 10,100,000 shares of common stock issued and outstanding, respectively.

NOTE M – CAPITAL STOCK (continued)

On December 31, 2008 the Company completed a merger with Pro-Tech Fire Protection Systems Corp., in which Meltdown issued 10,100,000 of its common stock in exchange for all outstanding shares of Pro-Tech Fire Protection Systems Corp common stock.  Historical stockholders' equity of the Pro-Tech prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in capital.  The retained earnings of Pro-Tech are carried forward after the acquisition. Operations prior to the merger are those of Meltdown. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.  Also on December 31, 2008, the Company issued 1,000,000 shares of restricted common stock to its investor relations firm in exchange for services. The Company estimated and charged to operations the value of the stock $127,000.

During the years ended December 31, 2008 and 2007, the Company, while it was still an S-Corp, distributed dividends to the stockholders totaling to $426,000 and $513,000 respectively.

NOTE N - RELATED PARTY TRANSACTIONS

Two stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the years ended December 31, 2008 and 2007, the Company incurred and charged to operations $167,949 and $234,038, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at December 31, 2008 and 2007, respectively.

The entities are co-makers of a line of credit and a note payable and have pledged substantiality all of their assets to secure the line of credit (See Note J) and note payable (see Note L).

The Company has an unsecured loan with Conesco at December 31, 2008 of $127,544.

NOTE O - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through March 2011.
The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through November 2011.

Future minimum lease payments for the above leases over the next three years are as follows:

2009	$261,112
2010	152,110
2011	87,640
$500,862

For the years ended December 31, 2008 and 2007, rent expense was $122,840 and $145,221, respectively.  For the years ended December 31, 2008 and 2007, vehicle lease expense was $272,912 and $265,257, respectively.

Litigation

In March 2008, the Company became party to a lawsuit filed by Union local 669 as well as three former employees.  The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE O - COMMITMENTS AND CONTINGENCIES (continued)

Surety Bonds

A certain number of our construction projects require us to maintain a surety bond.  The bond surety company requires additional guarantees for issuance of the bonds.  The two officers (former owners) of Pro-Tech have both personally guaranteed these bonds.  There is currently not remuneration to the officers for these guarantees.

NOTE P- MAJOR CUSTOMERS AND SUPPLIERS

The company had two customers who accounted for $4,657,431 or 28% of the billings for 2008, no customers were greater than 10% of revenue in 2007.

Purchases from the Company’s two major vendors, (more than 10% of purchases) were approximately $2,868,088 and $3,020,300 or 60% and 62% of materials purchases for the years ended December 31, 2008 and 2007, respectively.

NOTE Q – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $60,868 and $52,431, for the years ended December 31, 2008 and 2007, respectively.

NOTE R - SUBSEQUENT EVENTS

On January 16, 2009, the Company entered in an agreement for the exchange of common stock (“merger”) with the shareholders of Conesco (“Conesco Shareholders”) and Conesco, Inc. (“Conesco”).  The Company issued 3,000,000 restricted shares of its common stock valued at $381,000 in exchange for all outstanding shares of Conesco. Conesco will be a wholly owned subsidiary of the Company.

The total purchase price and carrying value of net assets acquired was $381,000. The Company will recognize goodwill or any intangible assets in connection with the transaction. The value of the stock that was issued to Conesco’s equity holders was a projected value of the Company's stock value based on a valuation model since the stock was not trading at the time of the acquisition.

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$412,274
Equipment and other assets	51,608
Goodwill/intangibles	503,681
Current liabilities	(586,563)

Total	$381,000

Goodwill/intangibles of $503,681 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company will test the value of the goodwill to account for any possible impairment as per guidance in SFAS 142 during the twelve months ended December 31, 2009.

The following data presents unaudited pro forma revenues, net loss and basic and diluted net loss per share of common stock for the Company as if the acquisitions discussed above, had occurred on January 1, 2004. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed these acquisitions at the beginning of the periods shown below or the results that will be attained in the future.

NOTE R - SUBSEQUENT EVENTS (continued)

	Year Ended December 31, 2008
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$16,487,525	$1,016,187	17,503,712
Net income (loss)	$6,578	$(123,681)	(117,103)
Net loss per common share outstanding - basic & diluted	$.00	$.00	(.01)
Weighted average common shares outstanding - basic & diluted	10,100,000		10,100,000

On January 16, 2009, the Company issued 1,000,000 shares of common stock, vesting monthly over thirty six months, to 14 key employees as incentives for continuing service.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Management

Name	Age	Positions and Offices Held
Donald Gordon	49	CEO, Director
Michael Walsh	46	CFO
Tim Crane	52	Director
Jan Engelbrecht	49	Director

Donald Gordon - CEO, co-founder of Pro-Tech Fire Protection Systems Corp., Director
Mr. Gordon, President and co-founder, brings 29 years of experience in all aspects of fire protection and construction company experience.  In 1995, Mr. Gordon, along with Mark Whittaker, formed Pro-Tech Fire Protection and continues to run financial, as well as, day to day operations.  Mr. Gordon's experience includes general management, project management, sales, and field work.  Mr. Gordon remains active in the development of new business opportunities and fostering long-term business relationships with key clients.

Michael Walsh – Chief Financial Officer
Michael Walsh, CFO, brings over 22 years of experience in Accounting and Finance in both private and public sectors, with established and startup companies.  Mr. Walsh has been a member of the Pro-Tech Fire Protection team since 2006. From September 2005- December 2006, Mr. Walsh was with Falcon Technology Holdings, Inc. acting as its Chief Financial Officer.  From January 2004 – September 2005, Mr. Walsh was the CFO of IQ Biometrix, Inc. a forensic software startup.  The Company merged with Wherify Wireless, Inc. and on close of the merger Mr. Walsh became Corporate Controller.  Mr. Walsh holds a Master's degree as well as a bachelor's degree in Business Administration.

Jan Engelbrecht – Director
Jan F. Engelbrecht is a newly appointed Board member as of January 2009. Mr. Engelbrecht has served in the finance and technology industries for 25 years.  As a CPA, Mr. Engelbrecht lead audit and consulting engagements for Arthur Anderson and Price Waterhouse in various industries including Banking, Oil & Gas, Real Estate, and High Technology.  For the past ten years, Mr. Engelbrecht has served as a Software Client Executive for a world-wide technology company.

Tim Crane – Director
Tim Crane has been in the insurance industry for 29 years. He joined InterWest Insurance Services in 1990 as a sales producer. In 1996 he was promoted to Vice President and became a partner in the firm. In 2005 he was elected to the board of directors, a position he continues to serve on. Tim holds a Bachelor of Science in Business Administration from Northeastern University. He has been involved in volunteer work for the United Cerebral Palsy, IBA West, American Cancer Society and several church and school groups.

Audit Committee Financial Expert

The Company's By-Laws authorize the Board of Directors to appoint committees having the authority to perform such duties as the Board may determine.

The Board of Directors has appointed the Audit Committee. The Audit Committee will report to the Board of Directors as provided in its Charter.

Indemnification of Officers and Directors

As permitted by Nevada law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K for December 31, 2008.

 Compliance with section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company.  Copies of these filings must be furnished to the Company.

Mr. Donald Gordon, our President, Chief Executive Officer and director, Mr. Michael P Walsh, our Chief Financial Officer and Tim Crane, director, were required to file Form 3’s.

CONFLICTS OF INTEREST

There are no conflicts of interest with any officers, directors or executive staff.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation for the chief executive officer, chief financial officer, in addition to, as applicable, our three most highly compensated officers whose annual compensation exceeded $100,000.

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
Don Gordon President	2008	250,000	-	-	-	-	-	-	250,000
	2007	250,000	-	-	-	-	-	-	250,000
	2006	180,000	-	-	-	-	-	-	180,000

Michael Walsh CFO	2008	112,500		-	-	-	-	-	112,500
	2007	110,000		-	-	-	-	-	110,000
	2006	-	-	-	-	-	-	-	-

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

NONE

2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Donald Gordon						0	0

Michael Walsh	2007		0		0	0	0

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Don Gordon	2007		0	0	0

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

Michael Walsh CFO	Severance	10,417	10,417	0	0	0	0
	Sale of Company						1% of gross sales price

*
List each applicable type of benefit in a separate row, e.g., severance pay, bonus payment, stock option vesting acceleration, health care benefits continuation, relocation benefits, outplacement services, financial planning services or tax gross-ups.

Michael Walsh, CFO, is under an employment agreement with the Company.  The agreement calls for an annual salary of $110,000 plus payment of health benefits.  It is for no specific length of time and can be terminated without cause.  Should there be termination without cause, Mr. Walsh is will be paid severance equal to one months’ salary and to pay benefits for three months.  There is also a stipulation that if the Company is sold, Mr. Walsh will receive a 1% bonus of the gross selling price of the Company.  In October 2008, Mr. Walsh’s salary was raised to $125,000.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CONFLICTS OF INTEREST

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2008. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of three directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Donald H. Gordon 8540 Younger Creek Dr Sacramento, CA 95828	5,050,000	27.2%
Michael P Walsh 8540 Younger Creek Dr Sacramento, CA 95828	330,000	1.8%
Tim Crane 8540 Younger Creek Dr Sacramento, CA 95828	12,000	0%

All Executive Officers and Directors as a Group (3 Persons)	5,392,000	29.0%

Mark Whittaker 3225 Production Ave, Ste B Oceanside, CA 92058	5,050,000	27.2%
Dave Baker 8540 Younger Creek Dr, Sacramento, CA 95828	2,940,000	15.8%

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 70,000,000 shares of Common Stock, par value $.001 per share. The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

DIVIDENDS

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Neither our Articles of Incorporation nor Bylaws prevent us from indemnifying our officers, directors and agents to the extent permitted under the Nevada Revised Statute ("NRS"). NRS Section 78.502, provides that a corporation shall indemnify any director, officer, employee or agent of a corporation against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with any the defense to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to Section 78.502(1) or 78.502(2), or in defense of any claim, issue or matter therein.

NRS 78.502(1) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

NRS Section 78.502(2) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

NRS Section 78.747, provides that except as otherwise provided by specific statute, no director or officer of a corporation is individually liable for a debt or liability of the corporation, unless the director or officer acts as the alter ego of the corporation. The court as a matter of law must determine the question of whether a director or officer acts as the alter ego of a corporation.

No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed hereby in the Securities Act and we will be governed by the final adjudication of such issue.

Amendment of our Bylaws

 Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Two stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the years ended December 31, 2008 and 2007, the Company incurred and charged to operations $167,949 and $234,038, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at December 31, 2008 and 2007, respectively.

The Company has an unsecured loan with Conesco at December 31, 2008 of $127,544.

Director Independence

One of our directors is an employee and would not be classified as “independent” under the rules of the Securities and Exchange Commission. The other two would be considered “independent”.

Item 14.  Principal Accountant Fees and Services

On February 17, 2009, RBSM, LLP ("RBSM") was appointed as the independent auditor for Meltdown Massage & Body Works, Inc. (the "Company") commencing with the year ending December 31, 2008, and Arshad M Farooq, JD, CPA ("FAROOQ") was dismissed as the independent auditors for the Company as of February 10, 2009.

	2008	2008	2007
	RBSM, LLP	Arshad M Farooq, JD, CPA	Arshad M Farooq, JD, CPA
Audit Fees (1)	$135,404	$2,000	$3,500
Audit-Related Fees (2)	-	-	-
Tax Fees (3)	-	-	-
All Other Fees (4)	-	-	-

Total	$135,404	$2,000	$3,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	During 2008, we did not incur fees for assurance services related to the audit of our benefit plans, which services would be reported in this category.
(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

The audit committee has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The audit committee has also discussed with the auditors the matters required to be discussed, which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The audit committee has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

Pre-Approval Policies

The audit committee's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws of Meltdown Massage and Body Works, Inc. (1)
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith. (2)

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith. (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (2)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (2)

(1)   Incorporated by reference to the Company’s filing on Form SB-2, as filed with the Securities and Exchange Commission on June 27, 2007.

(2)   Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meltdown Massage and Body Works, Inc.

Dated: April 15, 2009

	By:	/s/ Donald Gordon
Donald Gordon, President, Chief
Executive Officer and Director

	By:	/s/ Michael P Walsh
Michael P Walsh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 15, 2009.

By:	/s/ Donald Gordon
Donald Gordon, President, Chief Executive Officer and Director

By:	/s/ Jan Engelbrecht
Jan Engelbrecht, Director

By:	/s/ Tim Crane
Tim Crane, Director