Form 10-Q
period 2009-03-31
Meltdown Massage & Body Works, Inc.
filed 2009-05-15
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A
____________________

Commission File No. 000-53013

____________________
Meltdown Massage & Body Works, Inc.
(Name of small business issuer as specified in its charter)
Nevada	20-8758875
State of Incorporation	IRS Employer Identification No.
8540 Younger Creek DR, #2
Sacramento, CA 95828
 (Address of principal executive offices)

 (916)388-0255
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common stock, $0.001 par value	18,600,000

MELTDOWN MASSAGE & BODY WORKS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification	31-32

Exhibit 32 – Sarbanes-Oxley Act	33-34

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Meltdown Massage & Body Works, Inc.

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	5
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2009	6
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008	7
Notes to Unaudited Condensed Consolidated Financial Statements	8 ~19

MELTDOWN MASSAGE & BODY WORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,232	$86,895
Contract receivable, net of allowance for doubtful accounts as of March 31, 2009 and December 31, 2008, of $110,000 (Note D)	4,970,770	4,638,401
Costs and estimated earnings in excess of billings (Note E)	236,517	146,338
Note receivable – related party	15,000	142,543
Other current assets	83,609	87,963
Total current assets	5,321,128	5,102,140

Property and equipment: (Note G)	604,398	587,373
Less: accumulated depreciation	515,026	504,028
Net property and equipment	89,372	83,345

Other Assets:
Intangibles, net of accumulated amortization as of March 31, 2009 and December 31, 2008, of $45,625 and $20,000, respectively (Note H)	589,429	-
Deposits	14,974	10,856

TOTAL ASSETS	$6,014,902	$5,196,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note I)	$2,092,205	$1,945,178
Notes payable – others –current portion (Note L)	175,207	172,025
Accruals on uncompleted contracts (Note E)	589,671	712,252
Deferred tax liability - current portion, net (Note K)	118,915	110,150
Reserve for loss on uncompleted contracts	14,419	20,995
Line of credit (Note J)	995,517	655,500
Total current liabilities	3,985,934	3,616,100

Long -Term Liabilities:
Notes payable- others – long term portion (Note L)	472,825	518,030
Deferred taxes payable, net (Note K)	127,252	148,650
	600,077	666,680

Commitments and contingencies (Note O)	-	-

Stockholders' Equity: (Note M)
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,600,000 and 14,600,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (Note M)	18,600	14,600
Additional paid in capital	1,419,961	898,961
Deferred compensation	(132,000)	-
Retained earnings	122,330	-
Total stockholders’ equity	1,428,891	913,561

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,014,902	$5,196,341

See accompanying notes to these unaudited condensed consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net revenue	$4,405,174	$2,860,005
Cost of sales	2,592,028	2,218,077
Gross profit	1,813,146	641,928

Operating Expenses:
Depreciation and amortization (Note G & H)	36,623	11,901
Selling, general and administrative	1,571,857	1,074,224
Total Operating Expenses	1,608,480	1,086,125

Income (loss) from Operations	204,666	(444,197)

Other Income (Expense):
Interest expense, net	(22,020)	(12,722)
Total Other Expenses	(22,020)	(12,722)

Net income (loss) before provision for income taxes	182,646	(456,919)
Income taxes	(60,316)	(5,000)

Net Income (loss)	$122,330	$(461,919)

Net income (loss) per common share outstanding , basic and diluted	$0.01	$(0.05)

Weighted average shares outstanding	17,933,333	10,100,000

See accompanying notes to these unaudited condensed consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2009 THROUGH MARCH 31, 2009
(UNAUDITED)

	Common Shares	Amount	Additional Paid in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
Balance at January1, 2009	14,600,000	$14,600	$898,961	$-	$-	$913,561
Shares issued for Conesco, Inc. @ $0.127 per share	3,000,000	3,000	378,000	-	-	381,000
Shares issued to employees @ $0.144 per share	1,000,000	1,000	143,000	(132,000)	-	12,000
Net income	-	-	-	-	122,330	122,330
Balance at March 31, 2009	18,600,000	$18,600	$1,419,961	$(132,000)	$122,330	$1,428,891

See accompanying notes to these unaudited condensed consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash Flows From Operating Activities:
Net income (loss) from operations	$122,330	$(238,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,623	11,901
Bad debt	4,828	-
Shares issued for compensation	12,000	-
Accruals (reversal) of loss against uncompleted contracts	(6,576)	105,264

(Increase) decrease in:
Accounts receivable	(147,928)	718,915
Other current assets, net	130,862	(85,212)
Costs and estimated earnings in excess of billings	46,826	202,108
Billings in excess of costs and estimated earnings	(122,581)	529,080
Increase (decrease) in:
Deferred tax liability	(21,363)	-
Accounts payable and accrued expenses, net	(261,231)	(502,764)
Net Cash (Used in) Provided by Operating Activities	(206,210)	740,373

Cash Flows From Investing Activities:
Payment for purchase of property and equipment	(10,520)	(5,930)
Cash received on purchase of subsidiary	9,043	-
Net Cash Used In Investing Activities	(1,477)	(5,930)

Cash Flows From Financing Activities:
Payment of principal on debt	(45,205)	(31,056)
Payments for dividend distributions (Note M)	-	(513,000)
Proceeds from (payments on) line of credit	181,227	(191,500)
Net Cash Provided by (Used In) Financing Activities	136,023	(735,556)

Net decrease in cash and cash equivalents	(71,664)	(1,113)

Cash and cash equivalents at beginning of period	86,895	10,653
Cash and cash equivalents at the end of period	$15,232	$9,540

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$20,936	$14,263
Cash paid during period for taxes	$-	$5,000

Non-Cash Investing and Financing Transactions:
Shares issued for compensation	$12,000	$-
Acquisition:
Current assets acquired	$338,435	$-
Equipment and other assets acquired	6,505	-
Intangible assets acquired	615,054	-
Liabilities assumed	(578,994)	-
Shares issued as consideration	381,000	-

See accompanying notes to these unaudited condensed consolidated financial statements

MELTDOWN MASSAGE & BODY WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

NOTE A - BUSINESS DESCRIPTION

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

The Company was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December  31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”)  The unaudited condensed consolidated financial statements include the accounts of Meltdown, Pro-Tech and Conesco, Inc., the operating subsidiaries (collectively, the “Company”).

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

On January 16, 2009, the Company acquired Conesco, Inc. (“Conesco”, now Pro-Tech Flooring) in a stock for stock exchange.  Conesco, Inc has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California since 1993.  Our work graces some of the most prestigious properties in Northern California and beyond. Pro-Tech Flooring’s award-winning team (30 employees) approach has earned the company a reputation for leading-edge flooring expertise, great service and first-class products.

Subsequently, the Company’s stockholders have proposed name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. to be effective as of the filing of an amendment to the our Articles of Incorporation with the Nevada Secretary of State. (Note S)

All significant intercompany balances and transactions have been eliminated in consolidation.

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

For accounting purposes, the Company accounted for the transaction as a reverse acquisition with the Pro-Tech as the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-.  The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Share Exchange, the Company was an inactive corporation with no significant assets and liabilities.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $10,997 and $12,353, of advertising costs for the three months ended March 31, 2009 and 2008, respectively.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109 “Accounting For Income Taxes,” (“SFAS 109”) deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Items that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred, if any, are carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future. The Company had previously elected to be treated as a subchapter “S” corporation for federal tax purposes.  the reverse merger caused the Company to lose its subchapter “S” corporation status.  The Company became responsible for $849,628 in deferred income that carried forward from 2007 when Pro-Tech was forced to change from cash to accrual based taxpayer.  Pro-Tech took a 481a election to spread the acceleration over 4 years.  The Company provides for income taxes based on pre-tax earnings reported in the consolidated financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the consolidated financial statements.  Following the reverse merger status, beginning, January 1, 2009, the Company became a C-Corp and subject to standard quarterly taxes provisions.  Results of operations may not be comparable to prior results.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $110,000  as of March 31, 2009 and December 31, 2008.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three months ended March 31, 2009 and 2008, under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in “Share-Based Payment”(“SFAS 123(R)”). As the Company had net income for the three months ended March 31, 2009 and incurred loss for the three month periods ended March 31, 2008. The Company did not have any common stock equivalent issued or outstanding as of March 31, 2009 or for any other earlier period.  Therefore, basic and dilutive shares presented for those periods are same.

Stock Based Compensation

The Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date or earlier period. The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Fair Value

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At March 31, 2009 and December 31, 2008 the Company did not have any financial assets measured at fair value on a recurring basis.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

New Accounting Pronouncements

In April 2008, the FASB issued FSP No. SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE D – CONTRACT RECEIVABLES

Contract receivables at March 31, 2009 and December 31, 2008 consist of the followings:

	March 31, 2009	December 31, 2008
Contracts receivables	$4,243,773	$3,576,558
Retention receivables	836,997	1,171,843
Allowance for doubtful accounts	(110,000)	(110,000)

	$4,970,770	$4,638,401

NOTE E – UNCOMPLETED CONTRACTS

At March 31, 2009 and December 31, 2008, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	March 31, 2009	December 31, 2008
Costs incurred to date on uncompleted contracts	$5,008,699	$9,987,580
Estimated earnings	1,415,928	1,103,017
	6,424,627	11,090,597
Less: billed revenue to date	(6,777,781)	(11,656,510)
	$(353,154)	$(565,914)

Costs and estimated earnings in excess of billings	$236,517	$146,338
Less: accruals on uncompleted contracts	(589,671)	(712,252)
	$(353,154)	$(565,914)

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2009 through March 31, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at January 1, 2009	$4,089,892
New contracts for the three months ended March 31, 2009	4,390,148
Add: contract adjustments	27,039
Less: revenue for the three months ended March 31, 2009	(4,405,174)
Backlog balance at March 31, 2009	$4,101,905

In addition to the backlog balance as of March 31, 2009, as above, the Company had a total of $3,485,000 customer contracts in the process of finalization.

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2009 and December 31, 2008 consist of the followings:

	March 31, 2009	December 31, 2008
Vehicles	$196,949	$196,948
Leasehold improvements	57,973	57,973
Office equipments	177,209	160,185
Tools and other equipment	172,267	172,267
	604,398	587,373
Less: accumulated depreciation	(515,026)	(504,028)
Net Property and Equipment	$89,372	$83,345

Depreciation expense was $10,998 and $10,901 for the three months ended March 31, 2009 and 2008, respectively.

NOTE H – ASSETS ACQUISITION/INTANGIBLES

Intangibles consist of a non-compete agreement and the customer list.

The following summarizes intangible assets at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Non-Compete agreement	$20,000	$20,000
Intangibles: Customer List	615,054	-
Less: accumulated amortization	45,625	20,000
Net Intangibles	$589,429	$-

On January 16, 2009, the Company entered in to an agreement for the exchange of common stock (“merger”) with the shareholders of Conesco (“Conesco Shareholders”) and Conesco, Inc. (“Conesco”).  The Company issued 3,000,000 restricted shares of its common stock valued at $381,000 in exchange for all outstanding shares of Conesco. Conesco became a wholly owned subsidiary of the Company.

The total purchase price and carrying value of net assets acquired was $381,000.  The Company recognized customer list as intangible assets in connection with the transaction. At the time of the acquisition, there was no active market for the Company’s common stock. As a result, the Company’s management estimated  the fair value of the shares issued based on a valuation model , which management believes approximates the fair value of the net assets acquired.

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates.  The Company plans to utilize services of a valuation specialist to re-estimate these values in the near future and accordingly these estimates may change in near future.  The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$338,435
Equipment and other assets	6,505
Intangible assets	615,054
Liabilities	(578,994)
Total purchase price	$381,000

Intangibles of $615,054 represented the excess of the purchase price over the fair value of the net tangible assets acquired.  The Company will amortize the intangibles over 5 years and will review the value of the intangibles to account for any possible impairment as per guidance in SFAS 142 during the twelve months ended December 31, 2009 and beyond until the value of the asset is deemed impaired.

The following data presents unaudited pro forma revenues, net loss and basic and diluted net loss per share of common stock for the Company as if the acquisitions discussed above, had occurred on January 1, 2008.  The Company has prepared these pro forma financial results for comparative purposes only.  These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed these acquisitions at the beginning of the periods shown below or the results that will be attained in the future.

	Year Ended December 31, 2008
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$16,487,525	$1,016,187	$17,503,712
Net income (loss)	$6,578	$(123,681)	$(117,103)
Net loss per common share outstanding - basic & diluted	$.00	$.00	$(.01)
Weighted average common shares outstanding - basic & diluted	10,100,000		10,100,000

NOTE I – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31,2008
Accounts payable	$1,794,550	$1,741,225
Accrued payroll and vacation	138,287	187,826
Accrued payroll taxes	52,262	1,247
Current tax liability	72,949	-
Other liabilities	34,157	14,880
Total	$2,092,205	$1,945,178

NOTE J – BANK LINES OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $950,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders.  In addition, entities owned and controlled by the Company’s principal stockholders are co-makers on the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N).  The line of credit bears interest at the Bank Rate minus 0.5%, per annum, with interest due and payable monthly and expires on March 31, 2009 which has been extended to June 30, 2009.  The balance outstanding under the line of credit at March 31, 2009 and December 31, 2008 amounted to $839,000 and $655,500, respectively. The Company is required to maintain certain bank loan covenants.  At March 31, 2009, the Company was not in compliance with certain bank loan covenants.

On January 16, 2009 the Company acquired Conesco, Inc. which had lines of credit with Wells Fargo Bank and Bank of America with balances outstanding of $147,089 and $11,700, respectively.  The Wells Fargo line of credit is secured by the accounts receivable, inventory and equipment of Conesco, Inc. and matured on November 8, 2008 prior to the acquisition of Conesco, Inc. by the Company.  At March 31, 2009 the Company was in discussion with Wells Fargo Bank regarding the assumption and terming out the balance of the line of credit.  Resolution is anticipated by May 31, 2009.  The Bank of America line of credit was unsecured and the principal balance was repaid in full by the Company on May 1, 2009.  The balance outstanding under the line of credit with Wells Fargo Bank and Bank of America at March 31, 2009 amounted to $145,000 and $11,516, respectively.  These lines carry interest rates of prime plus 1.95% and 11.99%, respectively.

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

Components of the net deferred tax liability is as follows:

Three months ended March 31, 2009

Deferred tax assets
Allowances	$43,934
Timing differences on amortization of intangibles	6,823
Total gross deferred tax assets	50,757

Deferred tax liabilities
Section 481 carryforward	$296,923
Total gross deferred tax liabilities	296,923

Net deferred tax liability	$246,167

NOTE L – NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008 are as follows:
	March 31, 2009	December 31, 2008
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,133.99, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	$408,999	$440,055
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,785.24, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	239,033	250,000
Total notes payable	648,032	690,055
Less: current portion	175,207	172,025
Notes payable – long term	$472,825	$518,030

Aggregate maturities of long-term debt as of March 31, 2009 are as follows:

Year ended	Amount
March 31, 2010	$175,207
March 31, 2011	188,398
March 31, 2012	188,978
March 31, 2013	53,444
March 31, 2014	42,005
Total	$648,032

NOTE M – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2009 and December 31, 2008, the Company had 18,600,000 and 14,600,000 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2009 and 2008, the Company distributed dividends to the owner’s, while still a private company, totaling $0 and $513,000, respectively.

On January 16, 2009, the Company issued 3,000,000 shares of common stock valued at $381,000 for the purchase of Conesco, Inc. (see Note H above).

On January 19, 2009, the Company issued 1,000,000 shares of common stock valued at $144,000 as compensation.

NOTE N - RELATED PARTY TRANSACTIONS

The stockholders of the Company are co-owners of an entity that provides charter air service, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  The Company incurred and charged to operations costs of $23,457 and $45,898 in the three months ended March 31, 2009 and 2008 in connection with air travel services provided by the entity to the Company. There were no payables owed to the entity at March 31, 2009 and 2008, respectively.

The entity is a co-maker of a line of credit and a note payable and has pledged substantially all of its assets to secure the line of credit (see Note J) and note payable (see Note L).

There is a $1,000 loan owed to a shareholder which was part of the valuation of the Conesco purchase.

NOTE O - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through March 2011. The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through November 2009.

Future minimum lease payments for the above leases over the next three years are as follows:

Amount
2010	$276,969
2011	169,941
2012	95,600
$542,510

For the three month periods ended March 31, 2009 and 2008, rent expense was $40,837 and $21,745, respectively.  For the three months ended March 31, 2009 and 2008, vehicle lease expense was $75,024 and $80,874, respectively.

Litigation

In March 2008, the Company became party to a lawsuit filed by Sprinkler Fitters Union local 669 as well as 3 former employees.  The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to vigorously defend itself against the action.  Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Conesco’s balance sheet at the time of acquisition contained liabilities for past due federal and state payroll related taxes.  After review, Management believes these accruals cover these taxes.  Any additional interest will not have a material adverse effect on the financials.

NOTE P – SEGMENT INFORMATION

The Company is managed by specific lines of business including fire protection and alarm and detection, electrical, telecommunications and flooring. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status are reported at the Meltdown parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company’s management relies on the internal management system to provide sales and cost information by line of business.

Summarized financial information by line of business for the three months ended March 31, 2009 and March 31, 2008, as taken from the internal management system previously discussed, is listed below. Information for the three months ended March 31, 2008 does not include any data from electrical, telecommunications or flooring, as those acquisitions/startups were not completed by those dates.

REVENUE	March 31, 2009	March 31, 2008
Fire Protection/Alarm & Detection	$3,236,949	$2,860,005
Telecommunications	711,906	-
Flooring	327,175	-
Other	129,144	-
Total	$4,405,174	$2,860,005

GROSS PROFIT	March 31, 2009	March 31, 2008
Fire Protection/Alarm & Detection	$1,450,237	$641,928
Telecommunications	218,908	-
Flooring	142,104	-
Other	1,897	-
TOTAL	$1,813,146	$641,928

OPERATING INCOME(LOSS)	March 31, 2009	March 31, 2008
Fire Protection/Alarm & Detection	$410,665	$(130,035)
Telecommunications	129,503	-
Flooring	116,153	-
Corporate	(398,470)	(314,162)
Other	(53,185)	-
TOTAL	$204,666	$(444,197)

DEPRECIATION/AMORTIZATION	March 31, 2009	March 31, 2008
Fire Protection/Alarm & Detection	$10,998	$11,901
Telecommunications	-	-
Flooring	25,625	-
Other	-	-
Total	$36,623	$11,901

INTEREST	March 31, 2009	March 31, 2008
Fire Protection/Alarm & Detection	$17,517	$12,722
Telecommunications	-	-
Flooring	4,503	-
Other	-	-
TOTAL	$22,020	$12,722

ASSETS	As of March 31, 2009	As of Dec 31, 2008
Fire Protection/Alarm & Detection	$4,957,277	$5,196,341
Telecommunications	-	-
Flooring	1,057,625	-
Corporate	-	-
Other	-	-
TOTAL	$6,014,902	$5,196,341

CAPITAL EXPENDITURES	March 31, 2009	March 31, 2008
Fire Protection/Alarm & Detection	$(10,520)	$(5,930)
Telecommunications	-	-
Flooring	9,043	-
Corporate	-	-
Other	-	-
TOTAL	$(1,477)	$(5,930)

NOTE Q- MAJOR CUSTOMERS AND SUPPLIERS

The company had two jobs which accounted for 27% of the total revenue for the three months ended March 31, 2009 and three jobs which accounted for 48% of the total revenue for the three months ended March 31, 2008.

Purchases from the Company’s two major vendors accounted for more than 10% of purchases and were approximately 44% and 85% of materials purchases for the three months ended March 31, 2009 and 2008, respectively.

NOTE R – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $20,122 and $16,218, for the three months ended March 31, 2009 and 2008, respectively.

NOTE S - SUBSEQUENT EVENTS

On May 8, 2009, the majority of the holders of our common stock elected Donald Gordon, Jan Engelbrecht and Tim Crane as members of the our Board of Directors to hold office until the Annual Meeting of Stockholders in 2010 or until their respective successor is duly elected and qualified; and  ratified the appointment of RBSM, LLP as the Company's independent certified public accountant; and ratified the Company’s 2009 Stock Option Plan; and ratified the name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. to be effective as of the filing of an amendment to the our Articles of Incorporation with the Nevada Secretary of State.

Unless otherwise noted, references in this Form 10-Q to “Meltdown”, “we”, “us”, “our”, and the “Company” means Meltdown Massage & Body Works, Inc., a Nevada corporation.  Our principal place of business is located at 8540 Younger Creek Drive #2, Sacramento, CA 95828.  Our telephone number is (916) 388-0255.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech”), and our company  (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech shareholders acquired ten million one hundred thousand (10,100,000) shares of our common stock, whereby Pro-Tech would become a wholly owned subsidiary of our company.  Meltdown Massage and Body Works, Inc. was incorporated in the State of Nevada on April 4, 2007, and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers.

Pro-Tech Fire Protection Systems Corp. (“Pro-Tech” or Pro-Tech Fire Protection Systems) was incorporated on May 4, 1995 under the laws of the State of California to engage in any lawful corporate undertaking, including, but not limited to; installation, repair and inspections of fire protection systems in commercial, military and industrial settings.

PRO-TECH FIRE PROTECTION SYSTEMS CORP

Pro-Tech Fire Protection Systems is a full-service contractor serving the western United States, with offices in California and Nevada. Services include estimating, designing, fabricating, and installing all types of standard and specialty water-based fire protection systems. In addition, our company offers “Day Work” services, including inspecting, testing, repairing and servicing of same.

We serve the new construction market, as well as customers retro-fitting, upgrading or repairing their existing facilities, bringing existing facilities to current standards (for example, installing sprinklers at a customer’s expanded storage warehouse, etc.).

Pro-Tech services include:
	Commercial, Special Hazards, and Industrial Overhead Wet Pipe, Dry Pipe, Pre-Action, Deluge, and Foam
	New Installations, Retro-Fits, Upgrades, Repairs, Design, Consultations, and Analysis
	Pumps, Hydrants, Backflow Preventers, Underground, Design, and Consultation
	5 Year Certification, Inspections and Testing
	24 Hour Service
	Alarm & Detection installation, inspections and repairs, and third party monitoring
	Electrical Services including design build, new construction, repairs, inspections and maintenance
	Network cabling, system and structure testing and data networking and design

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

Services Offered:
Infrastructure Systems/Services

	Building Riser and Campus Systems
	Cabinet and Rack Installation
	Cable Tagging and Documentation
	Communications Rooms, MDF, IDF
	Optical and Copper Cable Installation
	Raceway Systems
	Wireless Connectivity Solutions

Low Voltage Systems
	Security Systems
	Fire Alarm
	Card Access Control
	CATV
	Video Surveillance

Network Systems
	Enterprise architecture strategy
	Systems integration
	IT infrastructure, implementation, and support
	Network security and remote access solutions
	Authentication

Voice Systems

	PBX

	Key system

	VoIP

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

Electrical Services

	Building riser and campus systems
	Underground service upgrades and installation
	Installation of power switchboards services, Motor Control Centers (MCC) and/or upgrades.
	New emergency generators, controls and transfer switches.
	UPS (Uninterruptible Power Systems) and upgrades.
	Fuse and Circuit Breaker upgrade and installations
	Interior/ exterior Lighting and related controls.
	Site lighting installation and upgrades
	Security lighting
	Industrial electrical projects including explosion proof equipment and installations.
	Building riser and campus systems
	Load analysis
	Commercial and industrial maintenance

Pro-Tech Flooring

On January 16, 2009, we issued 3,000,000 shares to shareholders of Conesco, Inc. (“Conesco”, now Pro-Tech Flooring), as part of an acquisition, whereby Conesco would become our wholly owned subsidiary.

Since 1993, Conesco, Inc (now Pro-Tech Flooring), has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California.  Our work graces some of the most prestigious properties in Northern California and beyond. Pro-Tech Flooring’s award-winning team (30 employees) approach has earned our company a reputation for leading-edge flooring expertise, great service and first-class products.  Pro-Tech Flooring offers the following products and services:

	Professional design and specification consultation
	Material and installation of carpet, resilient, ceramic stone, and wood flooring
	Material and installation of raised access/Clean Room flooring
	Modular wiring and under-floor HVAC delivery systems
	Ongoing maintenance services
	Green building consultation
	Consultation and expertise in complex/unique flooring installations

Pro-Tech Flooring’s expertise in the field of commercial and industrial flooring has allowed them to work with the following premier building contractors in Northern California:

	Roebbelen Contracting
	McCarthy Construction
	Howard S. Wright
	MP Allen

Competition

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

Employees

We have approximately 110 full time employees including 15 executive and administrative staff, 7 in engineering, 6 in sales and marketing, with the balance working in the field as superintendants, foreman, journeyman or apprentices.

Recent Developments
None

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues were approximately $4,405,000 for the three months ended March 31, 2009, an increase of approximately $1,545,000, or 54%, from revenues of approximately $2,860,000 for the three months ended March 31, 2008. This increase was primarily the results of the new divisions which were not a part of 2008 operations.  These divisions added approximately $1,168,000, with the revenue coming from the divisions as follows: telecommunications $711,906, flooring $327,175 and electrical $129,144.  Fire protection saw an increase of approximately $377,000 over the prior year.

Gross profit increased to approximately $1,813,000 for the three months ended March 31, 2009 from approximately $642,000 for the three months ended March 31, 2008. This increase of approximately $1,171,000, or 182%, was primarily due to the increase in revenues of approximately $1.5 million at the gross margin of 41%, or $615,000. The gross margin of 41% in 2009 is an increase over the 22% achieved in 2008. This margin increase accounts for the remaining increase.  Materials as a percent of sales decreased about 4% and direct labor about16%.  The decrease in direct labor is primarily attributable to the fact that both the flooring and telecommunications groups use subcontract labor.

SG&A expenses were approximately $1,572,000 for the three months ended March 31, 2009 compared to approximately $1,074,000 for the three months ended March 31, 2008. The G&A and cost related to revenues fell to 35.7% for three months ended March 31, 2009 in compared to 37.6% for the three months ended March 31, 2008.  This is primarily a function of revenues increasing to cover the overhead put in place to run the Company.  The increase is related to an increase in legal and accounting fees primarily related to the merger and acquisition activity in the first quarter and the accounting fees associated with year end and quarter end audit and review requirements.  The Company had not previously had reviews done of its quarterly results, causing the first reviews of 2009 to add extra work to the normal review process.  The remainder of the increase was primarily attributable to salaries and benefits for staffing.  The Company added the telecommunications and electrical divisions, as well as the Conesco acquisition, none of which were active in the three months ended March 31, 2008.  These two areas accounted for approximately $140,000 and $355,000, respectively, of the total increase in SG&A costs.  Management feels that staffing levels are adequate and as revenues grow, we will see these expenses continue to fall as a percentage of sales.

Depreciation and amortization expense increased to $36,623 for the three months ended March 31, 2009 compared to $11,901 in the three months ended March 31, 2008.  We had minimal investments in fixed assets and the depreciation expense is relatively flat.  The increase came from the intangible amortization related to the Conesco purchase.

Net interest expense increased to $22,020 for the three months ended March 31, 2009 compared to $12,722 for the three months ended March 31, 2008. This increase of $9,298 was primarily due to the use of the line of credit for working capital purposes as well as the new term loan from the bank in December 2008.

Income tax expense increased to $60,316 for the three months ended March 31, 2009 from $5,000 for the three months ended March 31, 2008. This is approximately $55,000 higher due mainly to the change in tax structure from an S-Corp to a C-Corp for 2009.

Liquidity and Capital Resources

Liquidity:

For the three months ended March 31, 2009, we experienced a net income of $122,330. At March 31, 2009, we had $15,232 in cash. Accounts receivable, net of allowances for doubtful accounts, were $4,970,770 at March 31, 2009, which at approximately 83% of assets is approximately the 6 % lower than at December 31, 2008, this decrease is primarily attributable the increase in intangibles of approximately $589,000 related to the Conesco purchase.

At March 31, 2009, we had working capital of $1,335,194, compared to working capital of $1,486,040 at December 31, 2008. The ratio of current assets to current liabilities decreased slightly 1.33:1 at March 31, 2009 compared to 1.41:1 at December 31, 2008.  Cash flow used by operations during the three months ended March 31, 2009 was $206,210 as compared to cash provided by operations of $740,373 for the three months ended March 31, 2008. Management anticipates that our existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at March 31, 2009 included cash of $15,232 and $4,970,770 of net accounts receivable. Our management believes that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the three months ended March 31, 2009, we had negative cash flow from operations of $206,210 as compared to a cash flow from operations of $740,373 for the same period in 2008. This $946,583 decrease is primarily due to heavy collection of receivables activity during the March 2008 quarter, whereas the 2009 quarter showed a slight increase in receivables.  The March 2009 quarter also showed a use of cash for accounts payable of $261,231. With minimal increases in corporate level staff and costs expected over the next year, management anticipates our cash flow will be positive for the remainder of 2009.

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at March 31, 2009 was $950,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility to $1.5 million in the future if considered necessary. Our management believes that  the line of credit facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2009 and beyond.

The facility contains customary financial covenants require us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement. Non-compliance with any of these ratios or a violation of other covenants could result in an event of default and reduce availability under the facility. We are currently not in compliance with three of the total of five covenants and have full availability under the facility.

Long Term Notes

Long term notes with original principal balances of $900,000, were issued through our bank on February 3, 2007 $650,000 and December 31, 2008, $250,000. The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013 The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held.

Critical Accounting Estimates and Recently Issued Accounting Standards

Please refer to Note C to the Financial Statements.

Inflation

In the opinion of management, inflation will not have an impact on the Company’s financial condition and results of its operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the media content industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated rapid growth.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that  evaluation, our CEO and CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have affected, or are reasonably likely to effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A - Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, the following risk factors, in addition to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 should be considered

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Nevada  Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility In Our Common Share Price May Subject Us To Securities Litigation, Thereby Diverting Our Resources That May Have A Material Effect On Our Profitability And Results Of Operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2009, the majority of the holders of our common stock elected Donald Gordon and Jan Engelbrecht and Tim Crane as members of the our Board of Directors to hold office until the our Annual Meeting of Stockholders in 2010 or until their respective successor is duly elected and qualified; and  ratified the appointment of RBSM, LLP as the Company's independent certified public accountant; and ratified the Company’s 2009 Stock Option Plan; and ratified the name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. to be effective as of the filing of an amendment to the our Articles of Incorporation with the Nevada Secretary of State.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws of Meltdown Massage and Body Works, Inc. (1)

14.1	Code of Ethics (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(3)

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

1)   Incorporated by reference to the Company’s filing on Form SB-2, as filed with the Securities and Exchange Commission on June 27, 2007.

(2)   Incorporated by reference to the Company’s filing on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2009.

(3)  Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Meltdown Massage and Body Works, Inc.
Date: May 15, 2009	By: /s/ Donald Gordon

Donald Gordon
Chief Executive Officer