Form 10-Q
period 2009-06-30
Pro-Tech Industries, Inc.
filed 2009-08-14
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

 Commission File No. 000-53013

 Pro-Tech Industries, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-8758875
State of Incorporation	IRS Employer Identification No.

8540 Younger Creek DR, #2
Sacramento, CA 95828
 (Address of principal executive offices)

 (916) 388-0255
(Issuer’s telephone number)

(Meltdown Massage & Body Works, Inc.)
(Former name or Former Address if Changes Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common stock, $0.001 par value	18,630,000

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)

INDEX TO FORM 10-Q FILING
JUNE 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statement of Stockholders’ Equity	6
	Condensed Consolidated Statement of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item1	Legal Proceedings	27
Item1A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5	Other information	30
Item 6.	Exhibits	30
	Signature	31

CERTIFICATIONS

	Exhibit 31 – Management certification

	Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Pro-Tech Industries, Inc.

(formerly Meltdown Massage and Body Works, Inc.)

Index to Financial Statements

Page
Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	4

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	5

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2009	6

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008	7

Notes to Unaudited Condensed Consolidated Financial Statements	8 ~19

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$23,279	$86,895
Contract receivable, net of allowance for doubtful accounts as of June 30, 2009 and December 31, 2008, of $34,000 and $110,000 respectively (Note D)	4,235,809	4,638,401
Costs and estimated earnings in excess of billings (Note E)	112,116	146,338
Note receivable – related party	-	142,543
Other current assets	136,630	87,963
Total current assets	4,507,834	5,102,140

Property and equipment: (Note G)	607,706	587,373
Less: accumulated depreciation	528,536	504,028
Net property and equipment	79,170	83,345

Other Assets:
Intangibles, net of accumulated amortization as of June 30, 2009 and December 31, 2008, of $76,375 and $20,000, respectively (Note H)	558,679	-
Deposits	14,974	10,856

TOTAL ASSETS	$5,160,657	$5,196,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note I)	$1,682,266	$1,945,178
Notes payable – others –current portion (Note L)	212,179	172,025
Accruals on uncompleted contracts (Note E)	312,447	712,252
Deferred tax liability - current portion, net (Note K)	141,081	110,150
Reserve for loss on uncompleted contracts	-	20,995
Line of credit (Note J)	950,000	655,500
Total current liabilities	3,297,973	3,616,100

Long -Term Liabilities:
Notes payable- others – long term portion (Note L)	513,271	518,030
Deferred taxes, net (Note K)	84,835	148,650
	598,106	666,680

Commitments and contingencies (Note O)	-	-

Stockholders' Equity: (Note M)
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,630,000 and 14,600,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (Note M)	18,630	14,600
Additional paid in capital	1,517,431	898,961
Deferred compensation	(168,750)	-
Accumulated deficit	(102,733)	-
Total stockholders’ equity	1,264,578	913,561

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,160,657	$5,196,341

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net revenue	$4,708,134	$3,894,704	$9,069,955	$6,754,709
Cost of sales	3,109,302	2,453,446	5,639,976	4,671,523
Gross profit	1,598,832	1,441,258	3,429,979	2,083,185

Operating Expenses:
Depreciation and amortization (Note G & H)	44,260	12,818	80,883	24,718
Selling, general and administrative	1,838,801	1,153,253	3,428,658	2,227,477
Total Operating Expenses	1,883,061	1,166,071	3,509,541	2,252,195

(Loss) Income from Operations	(284,229)	275,187	(79,562)	(169,010)

Other Income (Expense):
Interest expense, net	(30,627)	(26,530)	(52,647)	(39,251)
Total Other Expenses	(30,627)	(26,530)	(52,647)	(39,251)

Net (loss) income before provision for income taxes	(314,855)	248,658	(132,209)	(208,261)
Income tax benefit (expense)	89,792	-	29,476	(5,000)

Net (loss) Income	$(225,063)	$248,658	$(102,733)	$(213,261)

Net (loss) income per common share outstanding , basic and diluted	$(0.01)	$0.02	$(0.01)	$(0.02)
Weighted average shares outstanding	17,772,107	10,100,000	17,486,713	10,100,000

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2009 THROUGH JUNE 30, 2009
(UNAUDITED)

	Common Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at January1, 2009	14,600,000	$14,600	$898,961	$-	$-	$913,561
Shares issued for Conesco, Inc. @ $0.127 per share	3,000,000	3,000	378,000	-	-	381,000
Shares issued to employees @ $0.144 per share	1,000,000	1,000	143,000	(120,000)	-	24,000
Shares issued for board compensation @$3.25	30,000	30	97,470	(48,750)		48,750
Net loss	-	-	-	-	(102,733)	(102,733)
Balance at June 30, 2009	18,630,000	$18,630	$1,517,431	$(168,750)	$(102,733)	$1,264,578

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash Flows From Operating Activities:
Net loss from operations	$(102,733)	$(213,261)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	80,883	24,718
Bad debt	35,512	-
Accrual (reverse) allowance for doubtful accounts	(76,000)	-
Shares issued for compensation	72,750	-
Accruals (reversal) of loss against uncompleted contracts	(20,995)	26,804

(Increase) decrease in:
Accounts receivable	632,349	424,810
Other current assets, net	131,341	(169,043)
Costs and estimated earnings in excess of billings	171,227	65,899
Billings in excess of costs and estimated earnings	(399,805)	505,782
Increase (decrease) in:
Deferred tax liability	(63,780)	-
Accounts payable and accrued expenses, net	(650,532)	(411,924)
Net Cash (Used in) Provided by Operating Activities	(189,783)	253,785

Cash Flows From Investing Activities:
Payment for purchase of property and equipment	(13,828)	(8,283)
Cash received on purchase of subsidiary	9,043	-
Net Cash Used In Investing Activities	(4,785)	(8,283)

Cash Flows From Financing Activities:
Payment of principal on debt	(124,759)	(62,351)
Payments for dividend distributions (Note M)	-	(426,000)
Proceeds from line of credit	255,711	218,500
Net Cash Provided by (Used In) Financing Activities	130,952	(269,851)

Net decrease in cash and cash equivalents	(63,616)	(24,349)

Cash and cash equivalents at beginning of period	86,895	10,653
Cash and cash equivalents at the end of period	$23,279	$(13,696)

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$52,647	$39,251
Cash paid during period for taxes	$-	$5,000

Non-Cash Investing and Financing Transactions:
Shares issued for compensation	$72,750	$-
Acquisition:
Current assets acquired	$338,435	$-
Equipment and other assets acquired	6,505	-
Intangible assets acquired	615,054	-
Liabilities assumed	(578,994)	-
Shares issued as consideration	$381,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.

(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

Pro-Tech  Industries, Inc. ("the Company") was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December  31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. (“Pro-Tech Fire”)  The unaudited condensed consolidated financial statements include the accounts of Meltdown, Pro-Tech and Conesco, Inc., the operating subsidiaries (collectively, the “Company”).

The Company’s operating subsidiary, Pro-Tech Fire, was incorporated under the laws of the State of California on May 4, 1995. Pro-Tech Fire is a full-service contractor serving the western United States, with offices in California and Nevada. Services include estimating, designing, fabricating, and installing all types of standard and specialty water-based fire protection systems. In addition, the company offers “Day Work” services, including inspecting, testing, repairing and servicing of same.

On January 16, 2009, the Company acquired Conesco, Inc. (“Conesco”) in a stock for stock exchange.  Conesco, Inc has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California since 1993.  Conesco’s work graces some of the most prestigious properties in Northern California and beyond. Conesco’s award-winning team approach has earned the company a reputation for leading-edge flooring expertise, great service and first-class products.

On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the our Articles of Incorporation on May 11, 2009.  The Company is now known as Pro-Tech Industries, Inc. and the new ticker symbol is PTCK.

All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE B – REVERSE MERGER AND CORPORATE RESTRUCTURE

On December 31, 2008, the Company consummated a reverse merger by entering into a share exchange agreement (the “Share Exchange”) with the stockholders of Pro-Tech Fire, pursuant to which the stockholders of Pro-Tech Fire exchanged all of the issued and outstanding capital stock of Pro-Tech Fire for 10,100,000 shares of common stock of the Company representing approximately 74%  of the Company’s outstanding capital stock, Meltdown shareholders retained the 3,500,000 shares of previously issued shares of common stock.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $19,426 and $20,307, of advertising costs for the six months ended June 30, 2009 and 2008, respectively.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109 “Accounting For Income Taxes,” (“SFAS 109”) deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Items that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred, if any, are carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future. Pro-Tech Fire had previously elected to be treated as a subchapter “S” corporation for federal tax purposes.  The reverse merger caused Pro-Tech Fire to lose its subchapter “S” corporation status.  The Company became responsible for $849,628 in deferred income that carried forward from 2007 when Pro-Tech Fire was forced to change from cash to accrual based taxpayer.  Pro-Tech Fire took a 481a election to spread the acceleration over 4 years.  The Company provides for income taxes based on pre-tax earnings reported in the consolidated financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the consolidated financial statements.  Following the reverse merger status, beginning, January 1, 2009, the Company became a C-Corp and subject to standard quarterly taxes provisions.  Results of operations may not be comparable to prior results.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 10 years using the straight-line method as follows:

Construction equipment	5-7 years
Automobiles	5 years
Computer Software	3 years
Office equipment and furniture	3-7 years
Leasehold improvements	life of the lease agreement where appropriate

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $34,000 and $110,000 as of June 30, 2009 and December 31, 2008, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and six months ended June 30, 2009 and 2008, under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in “Share-Based Payment”(“SFAS 123(R)”). The Company had net loss for the six months ended June 30, 2009 and 2008. The Company did not have any common stock equivalent issued or outstanding as of June 30, 2009 or for any other earlier period.  Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

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

Fair Value

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At June 30, 2009 and December 31, 2008 the Company did not have any financial assets measured at fair value on a recurring basis.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 (“FSP 107 and APB 28-1”) “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of FSP 107-1 and APB 28-1, fair values for these assets and liabilities have only been disclosed once a year. FSP 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this FSP are effective for the Company’s interim reporting periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition. At June 30, 2009, the carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses approximate their fair values, due to the short-term nature and maturities of many of the above listed items.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

New Accounting Pronouncements

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

The Company adopted SFAS No. 165, “Subsequent Events” effective with the six months ended June 30, 2009.   Subsequent events are events or transactions about which information becomes available after the balance sheet date but before the financial statements are issued or are available to be issued.  In the case of the Company as a public entity, the applicable cutoff date is the date the financial statements are issued, whereas prior to SFAS No. 165 the cutoff date could be the date the financial statements were available for issuance.

The statement requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“non-recognized subsequent events”) are not recorded in balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose only after the balance sheet date.   Disclosure is required for non-recognized subsequent events if necessary to prevent those financial statements from being misleading.

SFAS No. 168:  “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The standard establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in conformity with Generally Accepted Accounting Principles (GAAP).  The Codification specifies those principles and practices now to be defined as authoritative sources of GAAP.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE D – CONTRACT RECEIVABLES

Contract receivables at June 30, 2009 and December 31, 2008 consist of the followings:

	June 30, 2009	December 31, 2008
Contracts receivables	$3,521,072	$3,576,558
Retention receivables	748,737	1,171,843
Allowance for doubtful accounts	(34,000)	(110,000)

Total contracts receivable, net	$4,235,809	$4,638,401

NOTE E – UNCOMPLETED CONTRACTS

At June 30, 2009 and December 31, 2008, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	June 30, 2009	December 31, 2008
Costs incurred to date on uncompleted contracts	$3,897,692	$9,987,580
Estimated earnings	2,062,982	1,103,017
	5,960,674	11,090,597
Less: billed revenue to date	(6,161,004)	(11,656,510)
	$(200,330)	$(565,914)

Costs and estimated earnings in excess of billings	$112,116	$146,338
Less: accruals on uncompleted contracts	(312,447)	(712,252)
	$(200,330)	$(565,914)

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2009 through June 30, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at January 1, 2008	$8,453,476
New contracts for the six months ended June 30, 2008	6,918,706
Add: contract adjustments	247,519
Less: revenue for the six months ended June 30, 2008	(6,754,709)
Backlog balance at June 30, 2008	$8,864,992

Backlog balance at January 1, 2009	$4,089,892
New contracts for the six months ended June 30, 2009	8,445,606
Add: contract adjustments	432,149
Less: revenue for the six months ended June 30, 2009	(9,069,955)
Backlog balance at June 30, 2009	$3,897,692

In addition to the backlog balance as of June 30, 2009, as above, the Company had a total of approximately $3,380,000 customer contracts in the process of finalization.

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2009 and December 31, 2008 consist of the followings:

	June 30, 2009	December 31, 2008
Vehicles	$196,949	$196,948
Leasehold improvements	57,973	57,973
Office equipments	180,517	160,185
Tools and other equipment	172,267	172,267
	607,706	587,373
Less: accumulated depreciation	(528,536)	(504,028)
Net Property and Equipment	$79,170	$83,345

Depreciation expense was $24,508 and  $22,718 for the six months ended June 30, 2009 and 2008, respectively and $13,510 and  $11,818 for the three months ended June 30, 2009 and 2008, respectively.

NOTE H – ASSETS ACQUISITION/INTANGIBLES

Intangibles consist of a non-compete agreement and the customer list.

The following summarizes intangible assets at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Non-Compete agreement	$20,000	$20,000
Intangibles: Customer List	615,054	-
Less: accumulated amortization	76,375	20,000
Net Intangibles	$558,679	$-

On January 16, 2009, the Company entered in to an agreement for the exchange of common stock (“merger”) with the shareholders of Conesco (“Conesco Shareholders”) and Conesco, Inc. (“Conesco”).  The Company issued 3,000,000 restricted shares of its common stock valued at $381,000 in exchange for all outstanding shares of Conesco. Conesco became a wholly owned subsidiary of the Company.

The total purchase price and carrying value of net assets acquired was $381,000.  The Company recognized customer list as intangible assets in connection with the transaction. At the time of the acquisition, there was no active market for the Company’s common stock. As a result, the Company’s management estimated the fair value of the shares issued based on a valuation model, which management believes approximates the fair value of the net assets acquired.

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates.  The Company plans to utilize a valuation specialist to re-estimate these values in the near future and accordingly, these value estimates may change in the near future.  The total purchase price was allocated to the assets and liabilities acquired as follows:

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

	Year Ended December 31, 2008
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$16,487,525	$1,016,187	$17,503,712
Net income (loss)	$6,578	$(123,681)	$(117,103)
Net loss per common share outstanding - basic & diluted	$.00	$.00	$(.01)
Weighted average common shares outstanding - basic & diluted	10,100,000		10,100,000

NOTE I – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accounts payable	$1,599,858	$1,741,225
Accrued payroll and vacation	28,893	187,826
Accrued payroll taxes	(34)	1,247
Current tax liability	-	-
Other liabilities	53,549	14,880
Total	$1,682,266	$1,945,178

NOTE J – BANK LINES OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $950,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders.  In addition, entities owned and controlled by the Company’s principal stockholders are co-makers on the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N).  The line of credit bears interest at the Lender’s Index Rate minus 0.5%, per annum (currently 4.5%), with interest due and payable monthly and expires on June 30, 2010.  The balance outstanding under the line of credit at June 30, 2009 and December 31, 2008 amounted to $950,000 and $655,500, respectively. The Company is required to maintain certain bank loan covenants.  At June 30, 2009, the Company was not in compliance with certain bank loan covenants.

On January 16, 2009 the Company acquired Conesco, Inc. which had lines of credit with Wells Fargo Bank and Bank of America with balances outstanding of $147,089 and $11,700, respectively.  The Wells Fargo line of credit is secured by the accounts receivable, inventory and equipment of Conesco, Inc. and matured on November 8, 2008 prior to the acquisition of Conesco, Inc. by the Company.  On June 30, 2009 Wells Fargo Bank termed out $120,000 of the Line of credit into a 3 year term loan, see Note L below.  The Bank of America line of credit was repaid in full by the Company on May 1, 2009.

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

On January 1, 2007, the Pro-Tech changed from cash basis to accrual basis for the recognition of income taxes.  The Company elected to pro-rate the initial tax catch up over 4 years as allowed by Section 481.  At December 31, 2008, the Company had for federal income tax purposes a net deferred tax liability of $258,800.

Components of the net deferred tax liability is as follows:

Six months ended June 30, 2009
Deferred tax assets
Allowances	$13,580
Timing differences on amortization of intangibles	15,010
Total gross deferred tax assets	28,590

Deferred tax liabilities
Section 481 carry forward	$254,506
Total gross deferred tax liabilities	254,506

Net deferred tax liability	$225,916

NOTE L – NOTES PAYABLE

Notes payable at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,133.99, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	$377,500	$440,055
Note payable to Bank, interest at 8.0% per annum; secured by substantially all of the Conesco assets; with monthly principal and interest payments of $3,766,86, due July, 2012. The Note is guaranteed by the Company’s principal stockholders.	120,000	-
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,785.24, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	227,950	250,000
Total notes payable	725,450	690,055
Less: current portion	212,179	172,025
Notes payable – long term	$513,271	$518,030

Aggregate maturities of long-term debt as of June 30, 2009 are as follows:

Year ended	Amount
June 30, 2010	$212,179
June 30, 2011	228,758
June 30, 2012	192,384
June 30, 2013	64,230
June 30, 2014	27,899
Total	$725,450

NOTE M – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of June 30, 2009 and December 31, 2008, the Company had 18,630,000 and 14,600,000 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2009 and 2008, the Company distributed dividends to the owner’s, while still a private company (2008), totaling $0 and $426,000, respectively.

On January 16, 2009, the Company issued 3,000,000 shares of common stock valued at $381,000 for the purchase of Conesco, Inc. (see Note H above).

On January 19, 2009, the Company issued 1,000,000 shares of common stock valued at $144,000 as compensation.

On May 28, 2009, the Company issued 30,000 shares to its board of directors valued at $97,500 as compensation.

NOTE N - RELATED PARTY TRANSACTIONS

Two stockholders of the Company are co-owners of an entity that provides charter air service, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  The Company incurred and charged to operations costs of $47,959 and $66,351 in the six months ended June 30, 2009 and 2008 in connection with air travel services provided by the entity to the Company. There were no payables owed to the entity at June 30, 2009 and 2008, respectively.

The entity is a co-maker of a line of credit and a note payable and has pledged substantially all of its assets to secure the line of credit (see Note J) and note payable (see Note L).

Pro-Tech had a receivable from Conesco at December 31, 2008 of approximately $142,000.

NOTE O - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through December 2011. The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through March 2013.

Future minimum lease payments for the above leases over the next three years are as follows:

Amount
2010	$183,824
2011	109,486
2012	14,243
$307,553

For the six month ended June 30, 2009 and 2008, rent expense was $89,630 and $64,164, respectively.  For the six months ended June 30, 2009 and 2008, vehicle lease expense was $101,861 and $149,201, respectively.

Litigation

 In March 2008, a wage and hour class action law suit was filed against the Company by three former employees and Sprinkler Fitters Union Local 669.  The suit was settled with all parties in June 2009.  The full impact is contained in the operating results contained herein.

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

Summarized financial information by line of business for the six months ended June 30, 2009 and 2008, as taken from the internal management system previously discussed, is listed below. Information for the six months ended June 30, 2008 does not include any data from electrical, telecommunications or flooring, as those acquisitions/startups were not completed by those dates.

Revenue	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fire Protection/Alarm & Detection	$2,203,000	$3,895,000	$5,398,000	$6,754,000
Telecommunications	1,313,000	-	2,025,000	-
Flooring	1,110,000	-	1,437,000	-
Electrical	82,000	-	210,000	-
Total	$4,708,000	$3,895,000	$9,070,000	$6,754,000

Gross Profit	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fire Protection/Alarm & Detection	$1,009,000	$1,441,000	$2,446,000	$2,083,000
Telecommunications	331,000	-	550,000	-
Flooring	328,000	-	470,000	-
Electrical	(69,000)	-	(36,000)	-
Total	$1,599,000	$1,441,000	$3,430,000	$2,083,000

Operating Income (Loss)	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fire Protection/Alarm & Detection	$283,000	$624,000	$686,000	$505,000
Telecommunications	154,000	-	284,000	-
Flooring	279,000	-	379,000	-
Electrical	(115,000)	-	(139,000)	-
Corporate	(885,000)	(349,000)	(1,290,000)	(674,000)
Total	$(284,000)	$275,000	$(80,000)	$(169,000)

Depreciation/Amortization	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fire Protection/Alarm & Detection	$7,000	$11,000	$14,000	$21,000
Telecommunications	-	-	-	-
Flooring	2,000	-	2,000	-
Electrical	-	-	-	-
Corporate	35,000	2,000	65,000	4,000
Total	$44,000	$13,000	$81,000	$25,000

Interest	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fire Protection/Alarm & Detection	$-	$-	$-	$-
Telecommunications	-	-	-	-
Flooring	2,100	-	6,600	-
Electrical	-	-	-	-
Corporate	28,500	26,500	46,000	39,300
Total	$30,600	$26,500	$52,600	$39,300

Assets

	June 30, 2009	December 31, 2008
Fire Protection/Alarm & Detection	$2,823,000	$5,196,000
Telecommunications	1,310,000	-
Flooring	534,000	-
Electrical	179,000	-
Corporate	314,000	-
TOTAL	$5,160,000	$5,196,000

Capital Expenditures

	June 30, 2009	June 30, 2008
Fire Protection/Alarm & Detection	$13,900	$8,300
Telecommunications	-	-
Flooring	-	-
Electrical	-	-
Corporate	-	-
TOTAL	$13,900	$8,300

NOTE Q - MAJOR CUSTOMERS AND SUPPLIERS

The company had three customers (representing 9 separate jobs) accounting for 48% of the total revenue for the six months ended June 30, 2009 and two jobs which accounted for 28% of the total revenue for the six months ended June 30, 2008.  The company had two customers accounting for 51% of the total revenue for the three months ended June 30, 2009 and two jobs which accounted for 36% of the total revenue for the three months ended June 30, 2008.  The Company often has multiple jobs running under some customers, but the jobs will have different owners and therefore should not necessarily be considered one customer from the standpoint of concentration.

Purchases from the Company’s three major vendors accounted for 46% of purchases for the six months ended June 30, 2009 and were approximately 70% for the six months ended June 30, 2008.   Purchases from the Company’s three major vendors accounted for 52% of purchases for the three months ended June 30, 2009 and were approximately 73% for the three months ended June 30, 2008.  There are multiple vendors available to get materials and the Company does not run a risk of shortage due to the loss of any of the vendors.

NOTE R – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $20,122 and $16,218, for the six months ended June 30, 2009 and 2008, respectively.

NOTE S - SUBSEQUENT EVENTS

Effective August 10, 2009 the Company executed a new credit facility increasing the line to $1,000,000.  The interest rate remains at .5% less than the lender’s index rate, currently 4.5% and the maturity date was reset to June 30, 2010.  With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement.

Unless otherwise noted, references in this Form 10-Q to “Pro-Tech”, “we”, “us”, “our”, and the “Company” means Pro-Tech Industries, Inc., a Nevada corporation.  Our principal place of business is located at 8540 Younger Creek Drive #2, Sacramento, CA 95828.  Our telephone number is (916) 388-0255.

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

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech Fire”), and our company  (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech Fire shareholders acquired ten million one hundred thousand (10,100,000) shares of our common stock, whereby Pro-Tech Fire would become a wholly owned subsidiary of our company.  The predecessor to our company was incorporated in the State of Nevada on April 4, 2007, and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers.  On May 8, 2009 at the annual meeting, the stockholders and board of directors approved and officially changed the name of the Company to Pro-Tech Industries, Inc.

Pro-Tech Fire was incorporated on May 4, 1995 under the laws of the State of California to engage in any lawful corporate undertaking, including, but not limited to; installation, repair and inspections of fire protection systems in commercial, military and industrial settings.

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

Pro-Tech Fire services include:

●	Commercial, Special Hazards, and Industrial Overhead Wet Pipe, Dry Pipe, Pre-Action, Deluge, and Foam

●	New Installations, Retro-Fits, Upgrades, Repairs, Design, Consultations, and Analysis

●	Pumps, Hydrants, Backflow Preventers, Underground, Design, and Consultation

●	5 Year Certification, Inspections and Testing

●	24 Hour Service

●	Alarm & Detection installation, inspections and repairs, and third party monitoring

●	Electrical Services including design build, new construction, repairs, inspections and maintenance

●	Network cabling, system and structure testing and data networking and design

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

Services Offered:

Infrastructure Systems/Services

●	Building Riser and Campus Systems

●	Cabinet and Rack Installation

●	Cable Tagging and Documentation

●	Communications Rooms, MDF, IDF

●	Optical and Copper Cable Installation

●	Raceway Systems

●	Wireless Connectivity Solutions

Low Voltage Systems

●	Security Systems

●	Fire Alarm

●	Card Access Control

●	CATV

●	Video Surveillance

Network Systems

●	Enterprise architecture strategy

●	Systems integration

●	IT infrastructure, implementation, and support

●	Network security and remote access solutions

●	Authentication

Voice Systems

●	PBX

●	Key system

●	VoIP

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

Electrical Services

●	Building riser and campus systems

●	Underground service upgrades and installation

●	Installation of power switchboards services, Motor Control Centers (MCC) and/or upgrades.

●	New emergency generators, controls and transfer switches.

●	UPS (Uninterruptible Power Systems) and upgrades.

●	Fuse and Circuit Breaker upgrade and installations

●	Interior/ exterior Lighting and related controls.

●	Site lighting installation and upgrades

●	Security lighting

●	Industrial electrical projects including explosion proof equipment and installations.

●	Building riser and campus systems

●	Load analysis

●	Commercial and industrial maintenance

Conesco, Inc.

On January 16, 2009, we issued 3,000,000 shares to shareholders of Conesco, Inc. (“Conesco”), as part of an acquisition, whereby Conesco became our wholly owned subsidiary.

Since 1993, Conesco, Inc, has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California.  Our work graces some of the most prestigious properties in Northern California and beyond. Conesco’s award-winning team approach has earned it a reputation for leading-edge flooring expertise, great service and first-class products.  Conesco, Inc. offers the following products and services:

●	Professional design and specification consultation

●	Material and installation of carpet, resilient, ceramic stone, and wood flooring

●	Material and installation of raised access/Clean Room flooring

●	Modular wiring and under-floor HVAC delivery systems

●	Ongoing maintenance services

●	Green building consultation

●	Consultation and expertise in complex/unique flooring installations

Conesco, Inc.’s expertise in the field of commercial and industrial flooring has allowed them to work with the following premier building contractors in Northern California:

●	Roebbelen Contracting

●	McCarthy Construction

●	Howard S. Wright

●	MP Allen

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

Employees

We have approximately 85 full time employees including 13 executive and administrative staff, 5 in engineering, 7 in sales and marketing, with the balance working in the field as superintendants, foreman, journeyman or apprentices.

Recent Developments

None

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues were approximately $4,708,134 for the three months ended June 30, 2009, an increase of approximately $813,430, or 21%, from revenues of approximately $3,895,000 for the three months ended June 30, 2008. This increase was primarily the results of the new divisions which were not a part of 2008 operations.  These divisions added approximately $2,505,000, with the revenue coming from the divisions as follows: telecommunications $1,313,000 flooring $1,110,000 and electrical $82,000.  Fire protection saw a decrease of approximately $ 1,692,000 over the prior year.  This shows the competitive nature we are seeing in all of our divisions due to the economy, but is more visible in the analysis of same division revenues.  We continue to work with our long standing customer base as well as creating new relationships to help weather the economic downturn.

Gross profit increased to approximately $1,599,000 for the three months ended June 30, 2009 from approximately $1,441,000 for the three months ended June 30, 2008. This increase of approximately $158,000, or 11%, was primarily due to the increase in revenues of approximately $ 813,430.  The gross margin of 34% in 2009 is a decrease over the 37% achieved in the same quarter of 2008. This margin decrease accounts for the remaining decrease.  Materials as a percent of sales decreased about 8% and direct labor about 22%.  The decrease in direct labor is primarily attributable to the fact that both the flooring and telecommunications groups use subcontract labor.  The margin decrease is primarily due to the increased competition to gain jobs.  We are seeing fewer private works jobs and an increase in the number of contractors bidding on the public works jobs.

SG&A expenses were approximately $1,839,000 for the three months ended June 30, 2009 compared to approximately $1,153,000 for the three months ended June 30, 2008. The G&A and cost related to revenues increased to 39% for three months ended June 30, 2009 compared to 30% for the three months ended June 30, 2008.  The increase is a partial result of an increase in legal expense of approximately $55,000 due to defense of the union laswsuit which has been settled and accounting fees of approximately $60,000 primarily related the accounting fees associated with prior year end audit and 1st quarter review and reporting requirements.  The Company had not previously had reviews done of its quarterly results, causing the first reviews of 2009 to add extra work to the normal review process.  The remainder of the increase was primarily attributable to salaries and benefits for staffing.  The Company added the telecommunications and electrical divisions, as well as the Conesco acquisition, none of which were active in the six months ended June 30, 2008.  These two areas accounted for approximately $223,000 and $167,000, respectively, of the total increase in SG&A costs.  See discussion under SG&A in six month review section for analysis of annual savings actions of the Company.

Depreciation and amortization expense increased to $44,260 for the three months ended June 30, 2009 compared to $12,818 in the three months ended June 30, 2008.  We had minimal investments in fixed assets and depreciation expense is relatively flat.  The increase came from the intangible amortization related to the Conesco purchase.

Net interest expense increased to $30,627 for the three months ended June 30, 2009 compared to $26,530 for the three months ended June 30, 2008. This increase was primarily due to the use of the line of credit for working capital purposes as well as the new term loan from the bank in December 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues were approximately $9,070,000 for the six months ended June 30, 2009, an increase of approximately $2,315,300, or 34%, from revenues of approximately $6,754,700 for the six months ended June 30, 2008. This increase was primarily the results of the new divisions which were not a part of 2008 operations.  These divisions added approximately $3,671,000, with the revenue coming from the divisions as follows: telecommunications $2,024,000, flooring $ 1,437,000 and electrical $210,000.  Fire protection saw a decrease of approximately $1,355,000 over the prior year (20%).  This shows the competitive nature we are seeing in all of our divisions due to the economy, but is more visible in the analysis of same division revenues.  We continue to work with our long standing customer base as well as creating new relationships to help weather the economic downturn.

Gross profit increased to approximately $3,430,000 for the six months ended June 30, 2009 from approximately $2,083,000 for the six months ended June 30, 2008. This increase of approximately $1,347,000, or 65%, was primarily due to the increase in revenues of approximately $2.3 million at the gross margin of 37.8%, or $ 876,000. The gross margin of 37.8% in 2009 is an increase over the 30.8% achieved in 2008. This margin increase accounts for the remaining increase.  Materials as a percent of sales decreased about 4% and direct labor about 20%.  The decrease in direct labor is primarily attributable to the fact that both the flooring and telecommunications groups use subcontract labor.

SG&A expenses were approximately $3,429,000 for the six months ended June 30, 2009 compared to approximately $2,227,000 for the six months ended June 30, 2008. The SG&A cost related to revenues increased to 37.8% for six months ended June 30, 2009 in compared to 33% for the six months ended June 30, 2008.  The increase is a partial result of an increase in legal expense of approximately $100,000 and accounting fees of approximately $110,000 primarily related to the merger and acquisition activity in the first quarter and the accounting fees associated with the prior year end audit and 1st quarter review and reporting requirements.  The Company had not previously had reviews done of its quarterly results, causing the first reviews of 2009 to add extra work to the normal review process.  The remainder of the increase was primarily attributable to salaries and benefits for staffing.  The Company added the telecommunications and electrical divisions, as well as the Conesco acquisition, none of which were active in the six months ended June 30, 2008.  These two areas accounted for approximately $368,000 and $209,000, respectively, of the total increase in SG&A costs.  Management has reviewed staffing and made cuts which on an annual basis will save the Company in excess of $200,000.  Costs related to a lawsuit which was recently settled were incurred primarily during the first two quarters of the year also will not be reoccurred going forward (approximately $80,000).  This quarter also represents the last in which the Company will require review of multiple years by its accountants for its financials, an expected reduction of approximately $75,000.

Depreciation and amortization expense increased to $80,883 for the six months ended June 30, 2009 compared to $24,718 in the six months ended June 30, 2008.  We had minimal investments in fixed assets and depreciation expense is relatively flat.  The increase came from the intangible amortization related to the Conesco purchase.

Net interest expense increased to $52,647 for the six months ended June 30, 2009 compared to $39,251 for the six months ended June 30, 2008. This increase was primarily due to the use of the line of credit for working capital purposes as well as the new term loan from the bank in December 2008.

Income tax benefit increased to $29,476 for the six months ended June 30, 2009 from expense $5,000 for the six months ended June 30, 2008. This is approximately $34,000 lower due mainly to the change in tax structure from an S-Corp to a C-Corp for 2009 and the deferred tax changes for amortization.

Liquidity and Capital Resources

Liquidity:

For the Six Months ended June 30, 2009, we experienced a net loss of $102,733. At June 30, 2009, we had $23,279 in cash. Accounts receivable, net of allowances for doubtful accounts, were $4,235,809 at June 30, 2009, which at approximately 82% of assets is approximately the 6 % lower than at December 31, 2008, this decrease is primarily attributable the increase in intangibles of approximately $ 559,000  related to the Conesco purchase.

At June 30, 2009, we had working capital of $1,209,861, compared to working capital of $1,486,040 at December 31, 2008. The ratio of current assets to current liabilities decreased slightly 1.37:1 at June 30, 2009 compared to 1.41:1 at December 31, 2008.  The June 2008 ratio was 1.26:1.  Cash flow used by operations during the Six Months Ended June 30, 2009 was $189,783 as compared to cash provided by operations of $253,785 for the six months ended June 30, 2008. Management anticipates that our existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at June 30, 2009 included cash of $23,279 and $4,235,809 of net accounts receivable. Our management believes that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the Six Months Ended June 30, 2009, we had negative cash flow from operations of $189,783 as compared to positive cash  flow from operations of $253,785 for the same period in 2008. This $443,568 decrease is primarily due to the reduced loss of approximately $110,000 as compared to the same period last year.  The June 2009 quarter also showed a use of cash for accounts payable of $650,532 compared to $411,924 in the previous period.  The Company also saw a tightening of billing practices within its customer base.  This led to tighter billings which led to use of cash by reducing our billings in excess of cost by approximately $400,000 where last period showed it as a receipt of cash of approximately $500,000.  The Company was also able to recognize a source of cash as it reduced its costs in excess of billings approximately $171,000 for the period compared to approximately $66,000 last period.  The Company also was able to use its deposits and advances and prepaids as a source of approximately $131,000 compared to it being a use last period of approximately $169,000.

Investing activity consisted of the purchase of computers of approximately $14,000 and $8,000 for the six months ended June 30, 2009 and 2008, respectively.

Financing activity for 2009 consisted of payments on long term debt obligations of $124,759 offset by line of credit borrowings of $255,710.  For 2008, there was a dividend paid to the owners or Pro-Tech Fire for tax payments of $426,000, long term debt payments of $62,351 with borrowings off the line of $218,500.

With recent cuts  in corporate and SG&A costs, management anticipates our cash flow will be positive for the remainder of 2009.

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at June 30, 2009 was $950,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility to $1.5 million in the future if considered necessary. Our management believes the line of credit facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2009 and beyond.

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

Effective August 10, 2009 the Company executed a new credit facility increasing the line to $1,000,000.  The interest rate remains at .5% less than the lender’s index rate, currently 4.5% and the maturity date was reset to June 30, 2010.  With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement.

Should the current financing arrangements prove to be insufficient for the Company’s current needs, the Company is willing to go to the capital markets to raise the necessary capital to meet these needs.

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013.  The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held.

In June 2009, Conesco’s bank termed out its line of credit, into a three year note.  The note is for $120,000 and is due July 2012.  The note carries interest of 8%.

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

 Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

In March 2008, a wage and hour class action law suit was filed against the Company by three former employees and Sprinkler Fitters Union Local 669.  The suit was settled with all parties in June 2009.  The full impact is contained in the operating results contained herein.

ITEM 1A - Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, the following risk factors, in addition to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, should be considered.

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

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which may be insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans may depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital may have a material adverse effect on our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On May 28, 2009 the Board of Directors approved the issuance of 30,000 shares of restricted stock to its Board of Directors as compensation for services for calendar year 2009.  This issuance of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended June 30, 2009.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1	Certificate of Incorporation (1)
3.2	Bylaws of Pro-Tech Industries, Inc. (1)
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(3)

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

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

Registrant Date: August 14, 2009	Pro-Tech Industries, Inc. By: /s/ Donald Gordon Donald Gordon
Chief Executive Officer