Form 10-Q
period 2009-09-30
Pro-Tech Industries, Inc.
filed 2009-11-13
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common stock, $0.001 par value	18,630,000

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)

INDEX TO FORM 10-Q FILING
SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I	FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

Pro-Tech Industries, Inc.

(Formerly Meltdown Massage and Body Works, Inc.)

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008	5
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009	6
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008	7
Notes to Unaudited Condensed Consolidated Financial Statements	8 ~20

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,050	$86,895
Contract receivable, net of allowance for doubtful accounts as of September 30, 2009 and December 31, 2008, of $50,000 and $110,000, respectively (Note D)	3,704,817	4,638,401
Costs and estimated earnings in excess of billings (Note E)	560,768	146,338
Note receivable – related party	15,000	142,543
Other current assets	138,676	87,963
Total current assets	4,462,311	5,102,140

Property and equipment: (Note G)	717,314	587,373
Less: accumulated depreciation	545,056	504,028
Net property and equipment	172,258	83,345

Other Assets:
Intangibles, net of accumulated amortization as of September 30, 2009 and December 31, 2008, of $107,125 and $20,000, respectively (Note H)	527,929	-
Deposits	14,974	10,856

TOTAL ASSETS	$5,177,472	$5,196,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note I)	$1,851,494	$1,945,178
Notes payable – others –current portion (Note L)	210,077	172,025
Accruals on uncompleted contracts (Note E)	275,646	712,252
Deferred tax liability - current portion, net (Note K)	126,503	110,150
Reserve for loss on uncompleted contracts	-	20,995
Line of credit (Note J)	970,000	655,500
Total current liabilities	3,433,720	3,616,100

Long -Term Liabilities:
Notes payable- others – long term portion (Note L)	468,659	518,030
Deferred taxes payable, net (Note K)	42,417	148,650
	511,076	666,680

Commitments and contingencies (Note O)	-	-

Stockholders' Equity: (Note M)
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,630,000 and 14,600,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (Note M)	18,630	14,600
Additional paid in capital	1,517,431	898,961
Deferred compensation	(132,375)	-
Accumulated deficit	(171,010)	-
Total stockholders’ equity	1,232,676	913,561

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,177,472	$5,196,341

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (UNAUDITED)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Net revenue	$4,658,375	$4,440,578	$13,728,330	$11,195,287
Cost of sales	2,877,595	2,293,437	8,517,572	6,964,961
Gross profit	1,780,780	2,147,141	5,210,758	4,230,326

Operating Expenses:
Depreciation and amortization (Note G & H)	47,270	14,058	128,153	38,776
Selling, general and administrative	1,832,687	1,686,813	5,261,345	3,914,290
Total Operating Expenses	1,879,957	1,700,871	5,389,498	3,953,066

Income (loss) from Operations	(99,177)	446,270	(178,739)	277,260

Other Income (Expense):
Interest expense, net	(26,096)	(20,376)	(78,743)	(59,627)
Total Other Expenses	(26,096)	(20,376)	(78,743)	(59,627)

Net income (loss) before provision for income taxes	(125,273)	425,894	(257,482)	217,633
Income tax benefit(expense)	56,996	-	86,472	(5,000)

Net Income (loss)	$(68,277)	$425,894	$(171,010)	$212,633

Net income (loss) per common share outstanding , basic and diluted	$(0.01)	$0.04	$(0.01)	$0.02

Weighted average shares outstanding	17,872,500	10,100,000	17,667,079	10,100,000

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2009 THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	Common Stock		Additional			Total
	Shares	Amount	Paid in Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
Balance at January1, 2009	14,600,000	$14,600	$898,961	$-	$-	$913,561
Shares issued for Conesco, Inc. @ $0.127 per share	3,000,000	3,000	378,000	-	-	381,000
Shares issued to employees @ $0.144 per share	1,000,000	1,000	143,000	(108,000)	-	36,000
Shares issued for board compensation@$3.25	30,000	30	97,470	(24,375)		73,125
Net income	-	-	-	-	(171,010)	(171,010)
Balance at September 30, 2009	18,630,000	$18,630	$1,517,431	$(132,375)	$(171,010)	$1,232,676

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash Flows From Operating Activities:
Net (loss) income from operations	$(171,010)	$212,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	128,153	38,776
Bad debt	114,858	155
Reverse allowance for doubtful accounts	(60,000)	-
Shares issued for compensation	109,125	-
Reversal of loss against uncompleted contracts	(20,995)	(58,508)

(Increase) decrease in:
Accounts receivable	1,067,995	261,283
Other current assets, net	114,295	(214,943)
Costs and estimated earnings in excess of billings	(277,425)	121,156
Billings in excess of costs and estimated earnings	(436,606)	101,784
Increase (decrease) in:
Deferred tax liability	(106,198)	-
Accounts payable and accrued expenses, net	(495,882)	(378,703)
Net Cash (Used in) Provided by Operating Activities	(33,691)	83,633

Cash Flows From Investing Activities:
Payment for purchase of property and equipment	(123,436)	(108,873)
Cash received on purchase of subsidiary	9,043	-
Net Cash Used In Investing Activities	(114,392)	(108,873)

Cash Flows From Financing Activities:
Payment on principal on long term debt	(210,262)	(90,431)
Payments for dividend distributions (Note M)	-	(426,000)
Proceeds from line of credit	314,500	595,500
Net Cash Provided by Financing Activities	104,238	79,069

Net (decrease) increase in cash and cash equivalents	(43,845)	53,829

Cash and cash equivalents at beginning of period	86,895	10,653
Cash and cash equivalents at the end of period	$43,050	$64,482

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$78,743	$57,309
Cash paid during period for taxes	$-	$5,000

Non-Cash Investing and Financing Transactions:
Shares issued for compensation	$109,125	$-
Acquisition:
Current assets acquired	$338,435	$-
Equipment and other assets acquired	6,505	-
Intangible assets acquired	615,054	-
Liabilities assumed	(578,994)	-
Shares issued as consideration	$381,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
(FORMERLY MELTDOWN MASSAGE AND BODY WORKS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

Pro-Tech Industries, Inc. was incorporated under the laws of the State of Nevada on April 4, 2007.  On December 31, 2008, the Company merged with and into Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”).  The unaudited condensed consolidated financial statements include the accounts of Pro-Tech Industries, Inc., Pro-Tech Fire Protection Systems Corp. and Conesco, Inc., the operating subsidiaries (collectively, the “Company”).

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

On January 16, 2009, the Company acquired Conesco, Inc. (“Conesco”) in a stock for stock exchange.  Conesco has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California since 1993.  Our work graces some of the most prestigious properties in Northern California and beyond. Pro-Tech Flooring’s award-winning team (30 employees) approach has earned the company a reputation for leading-edge flooring expertise, great service and first-class products.

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

As a result of the Share Exchange, there was a change in control of the Company. In accordance with Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10) Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10),, the Company was the acquiring entity. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination.

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

The accompanying unaudited condensed consolidated financial statements include the historical financial condition, results of operations and cash flows of Pro-Tech prior to the Share Exchange.

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

In accordance with Accounting Standards Codification subtopic 720-15, Start-up Costs (“ASC 720-15”), the Company expensed $3,500 as organization costs.

On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the our Articles of Incorporation on May11, 2009.  The Company is now know as Pro-Tech Industries, Inc. and the new ticker symbol is PTCK.

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

Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $24,416 and $28,849, of advertising costs for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

In accordance with Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Items that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred, if any, are carried forward as applicable Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future. The Company had previously elected to be treated as a subchapter “S” corporation for federal tax purposes.  The reverse merger caused the Company to lose its subchapter “S” corporation status.  The Company became responsible for $849,628 in deferred income that carried forward from 2007 when Pro-Tech was forced to change from cash to accrual based taxpayer.  Pro-Tech took a 481a election to spread the acceleration over 4 years.  The Company provides for income taxes based on pre-tax earnings reported in the consolidated financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the consolidated financial statements.  Following the reverse merger status, beginning, January 1, 2009, the Company became a C-Corp and subject to standard quarterly taxes provisions.  Results of operations may not be comparable to prior results.

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

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).. ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should any impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $50,000 and $110,000 as of September 30, 2009 and December 31, 2008, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and nine months ended September 30, 2009 and 2008, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company had net loss for the nine months ended September 30, 2009 and net income for the nine month periods ended September 30, 2008. The Company did not have any common stock equivalent issued or outstanding as of September 30, 2009 or for any other earlier period.  Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

Stock Based Compensation

The Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. In adopting ASC 718-10, company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date or earlier period. The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Comprehensive Income

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Fair Value

In January 2008, the Company adopted the Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 825-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At September 30, 2009 and December 31, 2008 the Company did not have any financial assets measured at fair value on a recurring basis.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

Stock based compensation is recognized as provided under FASB ASC 718-10 and FASB ASC 505-50 (Prior authoritative literature: FASB Statement 123(R), “Share Based Payment.”)FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values

In April 2008 the FASB issued ASC 350-30 (formerly FSP No. 142-3), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10 (formerly SFAS 142). This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. We determined that the standard will not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE D – CONTRACT RECEIVABLES

Contract receivables at September 30, 2009 and December 31, 2008 consist of the followings:

	September 30, 2009	December 31, 2008
Contracts receivables	$2,940,536	$3,576,558
Retention receivables	814,281	1,171,843
Allowance for doubtful accounts	(50,000)	(110,000)

	$3,704,817	$4,638,401

NOTE E – UNCOMPLETED CONTRACTS

At September 30, 2009 and December 31, 2008, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	September 30, 2009	December 31, 2008
Costs incurred to date on uncompleted contracts	$3,957,974	$9,987,580
Estimated earnings	1,588,908	1,103,017
	5,546,882	11,090,597
Less: billed revenue to date	(5,261,760)	(11,656,510)
	$285,122	$(565,914)

Costs and estimated earnings in excess of billings	$560,768	$146,338
Less: accruals on uncompleted contracts	(275,646)	(712,252)
	$285,122	$(565,914)

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2009 through September 30, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at January 1, 2008	$8,453,476
New contracts for the nine month ended September 30, 2008	6,396,424
Add: contract adjustments	2,993,764
Less: revenue for the nine month ended September 30, 2008	(11,195,288)
Backlog balance at September 30, 2008	$6,648,376

Backlog balance at January 1, 2009	$4,089,892
New contracts for the nine months ended September 30, 2009	15,602,461
Add: contract adjustments	196,334
Less: revenue for the nine months ended September 30, 2009	(13,728,330)
Backlog balance at September 30, 2009	$6,160,357

In addition to the backlog balance as of September 30, 2009, as above, the Company had a total of $3,485,000 customer contracts in the process of finalization.

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2009 and December 31, 2008 consist of the followings:

	September 30, 2009	December 31, 2008
Vehicles	$196,949	$196,948
Leasehold improvements	86,384	57,973
Office equipments	205,309	160,185
Tools and other equipment	228,672	172,267
	717,314	587,373
Less: accumulated depreciation	(545,056)	(504,028)
Net Property and Equipment	$172,258	$83,345

Depreciation expense was $41,028 and $35,776 for the nine months ended September 30, 2009 and 2008, respectively and $16,520 and $13,058 for the three months ended September 30, 2009 and 2008, respectively.

NOTE H – ASSETS ACQUISITION/INTANGIBLES

Intangibles consist of a non-compete agreement and the customer list.

The following summarizes intangible assets at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Non-Compete agreement	$20,000	$20,000
Intangibles: Customer List	615,054	-
Less: accumulated amortization	107,125	20,000
Net Intangibles	$527,929	$-

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

In accordance with Accounting Standards Codification subtopic 805-10, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates.  The Company plans to utilize a valuation specialist to re-estimate these values in the near future and accordingly, these value estimates may change in the near future.  The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$338,435
Equipment and other assets	6,505
Intangible assets	615,054
Liabilities	(578,994)
Total purchase price	$381,000

Intangibles of $615,054 represented the excess of the purchase price over the fair value of the net tangible assets acquired.  The Company will amortize the intangibles over 5 years and will review the value of the intangibles to account for any possible impairment as per guidance in ASC 350 during the twelve months ended December 31, 2009 and beyond until the value of the asset is deemed impaired.

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

	Year Ended December 31, 2008
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$16,487,525	$1,016,187	$17,503,712
Net income (loss)	$6,578	$(123,681)	$(117,103)
Net loss per common share outstanding - basic & diluted	$.00	$.00	$(.01)
Weighted average common shares outstanding - basic & diluted	10,100,000		10,100,000

NOTE I – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accounts payable	$1,745,657	$1,741,225
Accrued payroll and vacation	28,893	187,826
Accrued payroll taxes	43,215	1,247
Other liabilities	33,729	14,880
Total	$1,851,494	$1,945,178

NOTE J – BANK LINES OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $1,000,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders.  In addition, entities owned and controlled by the Company’s principal stockholders are co-makers on the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N).  The line of credit bears interest at the Bank Rate minus 0.5%, per annum, with interest due and payable monthly and expires on June 30, 2010.  The balance outstanding under the line of credit at September 30, 2009 and December 31, 2008 amounted to $970,000 and $655,500, respectively. The Company is required to maintain certain bank loan covenants.  At September 30, 2009, the Company was not in compliance with certain bank loan covenants.

NOTE K – DEFERRED TAXES

ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

On January 1, 2007, the Pro-Tech changed from cash basis to accrual basis for the recognition of income taxes.  The Company elected to pro-rate the initial tax catch up over 4 years as allowed by Section 481.  At December 31, 2008, the Company had for federal income tax purposes a net deferred tax liability of $258,800.

Components of the net deferred tax liability are as follows:
Nine months ended September 30, 2009

Deferred tax assets
Allowances	$19,970
Timing differences on amortization of intangibles	23,198
Total gross deferred tax assets	43,168

Deferred tax liabilities
Section 481 carryforward	$212,088
Total gross deferred tax liabilities	212,088

Net deferred tax liability	$168,920

NOTE L – NOTES PAYABLE

Notes payable at September 30, 2009 and December 31, 2008 are as follows:
	September 30, 2009	December 31, 2008
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,090.68, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	$344,723	$440,055
Note payable to Bank, interest at 8.0% per annum; secured by substantially all of the Conesco assets; with monthly principal and interest payments of $3,766.86, due August, 2012. The Note is guaranteed by the Company’s principal stockholders.	117,593	-
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,776.33, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	216,420	250,000
Total notes payable	678,736	690,055
Less: current portion	210,077	172,025
Notes payable – long term	$468,659	$518,030

Aggregate maturities of long-term debt as of September 30, 2009 are as follows:

Year ended	Amount
September 30, 2010	$210,077
September 30, 2011	223,728
September 30, 2012	175,892
September 30, 2013	55,054
September 30, 2014	13,985
Total	$678,736

NOTE M – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of September 30, 2009 and December 31, 2008, the Company had 18,630,000 and 14,600,000 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2009 and 2008, the Company distributed dividends to the owner’s, while still a private company (2008), totaling $0 and $426,000, respectively.

On January 16, 2009, the Company issued 3,000,000 shares of common stock valued at $381,000 for the purchase of Conesco, Inc. (see Note H above).

On January 19, 2009, the Company issued 1,000,000 shares of common stock valued at $144,000 as compensation.

On May 28, 2009, the Company issued 30,000 shares to its board of directors valued at $97,500 as compensation.

NOTE N - RELATED PARTY TRANSACTIONS

Two stockholders of the Company are co-owners of an entity that provides charter air service, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  The Company incurred and charged to operations costs of $81,777 and $111,297 in the nine months ended September 30, 2009 and 2008 in connection with air travel services provided by the entity to the Company. There were no payables owed to the entity at September 30, 2009 and 2008, respectively.

The entity is a co-maker of a line of credit and a note payable and has pledged substantially all of its assets to secure the line of credit (see Note J) and note payable (see Note L).

NOTE O - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through December 2011. The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through March 2013.  There are also office equipment leases running through January 2014.

Future minimum lease payments for the above leases over the next three years are as follows:

Amount
2010	$210,926
2011	142,072
2012	34,787
2013	11,490
2014	1,496
$400,771

For the nine months ended September 30, 2009 and 2008, rent expense was $156,509 and $97,053, respectively.  For the nine months ended September 30, 2009 and 2008, vehicle lease expense was $178,271 and $214,792, respectively. For the three months ended September 30, 2009 and 2008, rent expense was $66,879 and $32,890, respectively.  For the three months ended September 30, 2009 and 2008, vehicle lease expense was $76,410 and $65,590, respectively.

Litigation

In September, the Pro-Tech Fire Protection Systems Corp was named in a suit by a local bank.  The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  The Company will seek recourse for any costs it incurs in defending itself against this claim.

Surety Bonds

A certain number of our construction projects require us to maintain a surety bond.  The bond surety company requires additional guarantees for issuance of the bonds.  The three largest stockholders of Pro-Tech have personally guaranteed these bonds.  There is currently no remuneration to these stockholders for these guarantees.

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

Summarized financial information by line of business for the three and nine months ended September 30, 2009 and September 30, 2008, as taken from the internal management system previously discussed, is listed below. Information for the three and nine months ended September 30, 2008 does not include any data from electrical, telecommunications or flooring, as those acquisitions/startups were not completed by those dates.

Revenue	Three months ended		Nine months ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Fire Protection/Alarm & Detection	$2,217,259	$4,440,578	$7,615,419	$11,195,287
Telecommunications	1,208,308	-	3,232,813	-
Flooring	1,018,154	-	2,455,471	-
Electrical	214,654	-	424,627	-
Total	$4,658,375	$4,440,578	$13,728,330	$11,195,287

Gross Profit	Three months ended		Nine months ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Fire Protection/Alarm & Detection	$1,166,363	$2,147,141	$3,604,618	$4,230,326
Telecommunications	273,325	-	777,901	-
Flooring	292,751	-	768,556	-
Electrical	48,341	-	59,683	-
Total	$1,780,780	$2,147,141	$5,210,758	$4,230,326

Operating Income (Loss)	Three months ended		Nine months ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Fire Protection/Alarm & Detection	$283,901	$1,282,071	$929,988	$1,765,855
Telecommunications	163,594	(14,518)	402,297	(14,518)
Flooring	169,076	-	441,831	-
Electrical	(29,904)	-	(120,812)	-
Corporate	(685,844)	(821,283)	(1,832,043)	(1,474,077)
Total	$(99,177)	$446,270	$(178,739)	$277,260

Depreciation/Amortization	Three months ended		Nine months ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Fire Protection/Alarm & Detection	$6,954	$10,756	$20,862	$31,281
Telecommunications	3,164	-	3,164	-
Flooring	627	-	2,380	-
Electrical	210	-	490	-
Corporate	36,315	3,302	101,257	7,495
Total	$47,270	$14,058	$128,153	$38,776

Interest	Three months ended		Nine months ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Fire Protection/Alarm & Detection	$-	$-	$-	$-
Telecommunications	-	-	-	-
Flooring	2,420	-	9,008	-
Electrical	-	-	-	-
Corporate	23,676	20,376	69,735	59,627
Total	$26,096	$20,376	$78,743	$59,627

Assets
	Sept 30, 2009	December 31, 2008
Fire Protection/Alarm & Detection	$2,492,985	$5,196,341
Telecommunications	768,161	-
Flooring	1,204,311	-
Electrical	152,000	-
Corporate	560,015	-
TOTAL	$5,177,472	$5,196,341

Capital Expenditures
	Sept 30, 2009	Sept 30, 2008
Fire Protection/Alarm & Detection	$13,900	$108,873
Telecommunications	-	-
Flooring	-	-
Electrical	-	-
Corporate	109,536	-
TOTAL	$123,436	$108,873

NOTE Q - MAJOR CUSTOMERS AND SUPPLIERS

The company had three customers (representing 9 separate jobs) accounting for 47% of the total revenue for the nine months ended September 30, 2009 and two jobs which accounted for 38% of the total revenue for the nine months ended September 30, 2008. The company had two customers accounting for 42% of the total revenue for the three months ended September 30, 2009 and two jobs which accounted for 30% of the total revenue for the three months ended September 30, 2008.  The Company often has multiple jobs running under some customers, but the jobs will have different owners and therefore should not necessarily be considered one customer from the standpoint of concentration.

Purchases from the Company’s three major vendors accounted for 43% of purchases for the nine months ended September 30, 2009 and were approximately 65% for the nine months ended September 30, 2008.  Purchases from the Company’s two major vendors accounted for 36% of purchases for the three months ended September 30, 2009 and were approximately 58% for the three months ended September 30, 2008.  There are multiple vendors available to get materials and the Company does not run a risk of shortage due to the loss of any of the vendors.

NOTE R – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income.  The Company's expense for the plan was $57,300 and $45,707, for the nine months ended September 30, 2009 and 2008, respectively and $17,050 and $15,662 for the three months ended September 30, 2009 and 2008, respectively.

NOTE S - SUBSEQUENT EVENTS

There are no subsequent events that are material in nature to be disclosed at this time.

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

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech Fire” or “Pro-Tech Fire Protection Systems”), and our company (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech Fire shareholders acquired ten million one hundred thousand (10,100,000) shares of our common stock, whereby Pro-Tech Fire would become a wholly owned subsidiary of our company.  The predecessor to our company was incorporated in the State of Nevada on April 4, 2007, and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers.  On May 8, 2009 at the annual meeting, the stockholders and board of directors approved and officially changed our name to Pro-Tech Industries, Inc.

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

Pro-Tech Fire services include:
☐	Commercial, Special Hazards, and Industrial Overhead Wet Pipe, Dry Pipe, Pre-Action, Deluge, and Foam
☐	New Installations, Retro-Fits, Upgrades, Repairs, Design, Consultations, and Analysis
☐	Pumps, Hydrants, Backflow Preventers, Underground, Design, and Consultation
☐	5 Year Certification, Inspections and Testing
☐	24 Hour Service
☐	Alarm & Detection installation, inspections and repairs, and third party monitoring
☐	Electrical Services including design build, new construction, repairs, inspections and maintenance
☐	Network cabling, system and structure testing and data networking and design

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

Services Offered:
Infrastructure Systems/Services

☐	Building Riser and Campus Systems
☐	Cabinet and Rack Installation
☐	Cable Tagging and Documentation
☐	Communications Rooms, MDF, IDF
☐	Optical and Copper Cable Installation
☐	Raceway Systems
☐	Wireless Connectivity Solutions

Low Voltage Systems
☐	Security Systems
☐	Fire Alarm
☐	Card Access Control
☐	CATV
☐	Video Surveillance

Network Systems
☐	Enterprise architecture strategy
☐	Systems integration
☐	IT infrastructure, implementation, and support
☐	Network security and remote access solutions
☐	Authentication

Voice Systems

☐	PBX
☐	Key system
☐	VoIP

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

Electrical Services

☐	Building riser and campus systems
☐	Underground service upgrades and installation
☐	Installation of power switchboards services, Motor Control Centers (MCC) and/or upgrades.
☐	New emergency generators, controls and transfer switches.
☐	UPS (Uninterruptible Power Systems) and upgrades.
☐	Fuse and Circuit Breaker upgrade and installations
☐	Interior/ exterior Lighting and related controls.
☐	Site lighting installation and upgrades
☐	Security lighting
☐	Industrial electrical projects including explosion proof equipment and installations.
☐	Building riser and campus systems
☐	Load analysis
☐	Commercial and industrial maintenance

Conesco, Inc.

On January 16, 2009, we issued 3,000,000 shares to shareholders of Conesco, Inc. (“Conesco”), as part of an acquisition, whereby Conesco became our wholly owned subsidiary.

Since 1993, Conesco has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California.  In management’s opinion, our work graces some of the most prestigious properties in Northern California and beyond. Conesco’s team approach has earned it a reputation, in management’s opinion, for leading-edge flooring expertise, great service and first-class products.  Conesco, Inc. offers the following products and services:

☐	Professional design and specification consultation
☐	Material and installation of carpet, resilient, ceramic stone, and wood flooring
☐	Material and installation of raised access/Clean Room flooring
☐	Modular wiring and under-floor HVAC delivery systems
☐	Ongoing maintenance services
☐	Green building consultation
☐	Consultation and expertise in complex/unique flooring installations

We believe Conesco, Inc.’s expertise in the field of commercial and industrial flooring has allowed them to work with the following premier building contractors in Northern California:

☐	Roebbelen Contracting
☐	McCarthy Construction
☐	Howard S. Wright
☐	MP Allen

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

Recent Developments
None

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues were approximately $4,658,375 for the three months ended September 30, 2009, an increase of approximately $217,796, or 5%, from revenues of approximately $4,440,579 for the three months ended September 30, 2008. This increase was primarily the results of the new divisions which were not a part of our 2008 operations.  These divisions added approximately $2,441,116, with the revenue coming from the divisions as follows: telecommunications $1,208,308, flooring $1,018,154, and electrical $214,654.  Fire protection saw a decrease of approximately $2,223,319 over the prior period.  This demonstrates the competitive nature management has observed in all of our divisions due to the economy, but is more visible in the analysis of same division revenues.  We continue to work with our long standing customer base as well as creating new relationships to help weather the economic downturn.  Our backlog has increased from the quarter ended June 30, 2009 by approximately $2.2 million dollars and we expect, but can provide no assurances, it to grow as awarded bids previously announced get contracts finalized and the projects begin. See Footnote F of June and September financials.

Gross profit decreased to approximately $1,780,780 for the three months ended September 30, 2009 from approximately $2,147,142 for the three months ended September 30, 2008. This decrease of approximately $366,362, or 17.06%, was primarily due to the decrease in margin percent from 48.2% to 38.4%, or $435,177.  This is offset by the increase in sales at the current margin.  Materials as a percent of cost of sales decreased about 27% and direct labor about 16%.  The decreases are primarily attributable to the fact that both the flooring and telecommunications groups use subcontract labor, which has increased our “other” direct costs substantially.  The margin decrease is primarily due to the increased competition to gain jobs as well as tighter margins in our newer divisions.  We are seeing fewer private works jobs and an increase in the number of contractors bidding on the public works jobs.

Selling, general and administrative expenses were approximately $1,832,687 for the three months ended September 30, 2009 compared to approximately $1,686,813 for the three months ended September 30, 2008. The general and administrative cost related to revenues increased to 39% for three months ended September 30, 2009 compared to 38% for the three months ended September 30, 2008.  The increase is partially a result of an increase in legal and accounting expenses of approximately $121,360 due to defense of the union and bank lawsuits, for which the union suit has been settled and increase in accounting fees associated with review and reporting requirements.  We had not previously had reviews prepared for its quarterly results, causing the reviews of 2009 to add costs not previously incurred.  The remainder of the increase was primarily attributable to salaries and benefits for staffing.  We added the telecommunications and electrical divisions, as well as the Conesco acquisition, none of which were active in the nine months ended September 30, 2008.  These three areas accounted for approximately $107,000, 78,000 and $123,000, respectively, of the total increase in selling, general and administrative costs for the quarter.  These costs are partially offset by a onetime cost from 2008 for costs incurred from merger activity.  See discussion under Selling, general and administrative in nine month review section for analysis of annual savings actions of the Company.

Depreciation and amortization expense increased to $47,270 for the three months ended September 30, 2009 compared to $14,058in the three months ended September 30, 2008.  We had minimal investments in fixed assets and depreciation expense is relatively flat.  The increase came from the intangible amortization related to the Conesco purchase.

Net interest expense increased to $26,096 for the three months ended September 30, 2009 compared to $20,374 for the three months ended September 30, 2008. This increase was primarily due to the use of the line of credit for working capital purposes as well as new term loans from the bank in December 2008 and Conesco in June 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues were approximately $13,728,330 for the nine months ended September 30, 2009, an increase of approximately $2,533,042, or 23%, from revenues of approximately $11,195,287 for the nine months ended September 30, 2008. This increase was primarily the results of the new divisions which were not a part of our 2008 operations.  These divisions added approximately $6,112,911, with the revenue coming from the divisions as follows: telecommunications $3,232,813, flooring $ 2,455,471, and electrical $424,627.  Fire protection saw a decrease of approximately $3,579,868 over the prior year (47%).  This demonstrates the competitive nature management has observed in all of our divisions due to the economy, but is more visible in the analysis of same division revenues.  We continue to work with our long standing customer base as well as creating new relationships to help weather the economic downturn. Our backlog has increased from the quarter ended June 30, 2009 by approximately $2.2 million dollars and we expect, it to grow as awarded bids previously announced get contracts finalized and the projects begin. See footnote F of June and September financials.

Gross profit increased to approximately $5,210,759 for the nine months ended September 30, 2009 from approximately $4,230,327 for the nine months ended September 30, 2008. This increase of approximately $980,432 or 23% was primarily due to the increase in revenues of approximately $2,533,042 million at the gross margin of 38%, or $ 962,556. The gross margin of 38% in 2009 is an increase over the 37.8% achieved in 2008.  This margin increase accounts for the remaining increase.  Materials as a percent of cost of sales decreased about 13.2% and direct labor about 18.4%.  The decreases are primarily attributable to the fact that both the flooring and telecommunications groups use subcontract labor which increased other direct costs as a percentage of cost of sales by 31.7%.

Selling, general and administrative expenses were approximately $5,261,345 for the nine months ended September 30, 2009 compared to approximately $3,914,290 for the nine months ended September 30, 2008. The selling, general and administrative cost related to revenues increased to 38% for nine months ended September 30, 2009 in compared to 35% for the nine months ended September 30, 2008.  The increase is partially a result of an increase in legal and accounting expense of approximately $384,194 due to defense of the union and bank lawsuits, for which the union suit has been settled and increase in accounting fees associated with review and reporting requirements.  We had not previously had audits or reviews done for its quarterly results, causing the reviews of 2009 to add costs not previously incurred.  The remainder of the increase was primarily attributable to salaries and benefits for staffing.  We added the telecommunications and electrical divisions, as well as the Conesco acquisition, none of which were active in the nine months ended September 30, 2008.  These three areas accounted for approximately $372,000, 180,000 and $324,000, respectively, of the total increase in selling, general and administrative costs for the quarter.  These costs are partially offset by a onetime cost from 2008 for costs incurred from merger activity of $418,686 which was not incurred in 2009.  Management has reviewed staffing and made cuts which, on an annual basis, management believes will save the Company in excess of $250,000 in overhead costs.  Costs related to a lawsuit which was recently settled were incurred primarily during the first two quarters of the year also will not be reoccurred going forward (approximately $80,000).  The nine months also have costs incurred which represents the last in which we will require review of multiple years by its accountants for its financials, an expected reduction of approximately $75,000 beginning in 2010 with all other things being equal.

Depreciation and amortization expense increased to $128,153 for the nine months ended September 30, 2009 compared to $38,776 in the nine months ended September 30, 2008.  We had minimal investments in fixed assets and depreciation expense is relatively flat.  The increase came from the intangible amortization related to the Conesco purchase.

Net interest expense increased to $78,743 for the nine months ended September 30, 2009 compared to $59,626 for the nine months ended September 30, 2008. This increase was primarily due to the use of the line of credit for working capital purposes as well as new term loans from the bank in December 2008 and Conesco in June 2009.

Income tax benefit increased to $86,472 for the nine months ended September 30, 2009 from expense $5,000 for the nine months ended September 30, 2008. This is approximately $91,472 lower due mainly to the change in tax structure from an S-Corp to a C-Corp for 2009 and the deferred tax changes for amortization.

Liquidity and Capital Resources

Liquidity:

For the nine months ended September 30, 2009, we experienced a net loss of $171,010. At September 30, 2009, we had $43,050 in cash. Accounts receivable, net of allowances for doubtful accounts, were $3,704,817 at September 30, 2009, which at approximately 83% of assets is approximately 16 % lower than at December 31, 2008, this decrease is primarily attributable the increase in intangibles of approximately $ 527,929  related to the Conesco purchase as well as a reduction due to collection of approximately $358,000 in retention receivables.

At September 30, 2009, we had working capital of $1,028,591, compared to working capital of $1,486,040 at December 31, 2008. The ratio of current assets to current liabilities decreased slightly 1.30:1 at September 30, 2009 compared to 1.41:1 at December 31, 2008.  The September 2008 ratio was 1.37:1.  Cash flow used by operations during the nine months ended September 30, 2009 was $33,691 as compared to cash provided by operations of $83,633 for the nine months ended September 30, 2008. Management anticipates that our existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at September 30, 2009 included cash of $43,050 and $3,704,817 of net accounts receivable. Our management believes that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the nine months ended September 30, 2009, we had negative cash flow from operations of $33,691 as compared to cash provided by operations of $83,633 for the same period in 2008. This $117,324 decrease is primarily due to the increased loss of approximately $383,643 as compared to the same period last year.  This was partially offset by an increase in 2009 of non cash items totaling $164,943 compared to a use of cash of $19,578 in 2008.  The September 2009 quarter also showed a use of cash for accounts payable of approximately $496,000 compared to approximately $379,000 in the previous year.  We also saw a tightening of billing practices within our customer base.  This led to tighter billings which led to use of cash by reducing our billings in excess of cost by approximately $437,000 where last period showed it as a receipt of cash of approximately $102,000.  We recognized a use of cash as we increased our costs in excess of billings approximately $277,000 for the period compared to providing approximately $121,000 last period.  We also were able to use its deposits and advances and prepaid expenses as a source of approximately $114,000 compared to it being a use last period of approximately $215,000.

Investing activity consisted of the purchase of computers of approximately $123,000 and $109,000 for the nine months ended September 30, 2009 and 2008, respectively.  We also are preparing a new office to combine our Sacramento divisions in one building.  They are covering the leasehold improvements and expect, but cannot guarantee, to take possession during the fourth quarter.

Financing activity for 2009 consisted of net payments on long term debt obligations of $210,262 offset by line of credit borrowings of $314,500. For 2008, there was a dividend paid to the owners or Pro-Tech Fire for tax payments of $426,000, long term debt payments of $90,431 with borrowings off the line of credit of $595,500.

With recent cuts in corporate and selling, general and administrative costs, management anticipates our cash flow will be positive for the remainder of 2009.

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at September 30, 2009 was $1,000,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility to $1.5 million in the future if considered necessary. Our management believes the line of credit facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2009 and beyond.

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

Effective August 10, 2009, our company executed a new credit facility increasing the line to $1,000,000.  The interest rate remains at .5% less than the lender’s index rate, currently 4.5% and the maturity date was reset to June 30, 2010.  With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement.

Should the current financing arrangements prove to be insufficient for our current needs; we are willing to go to the capital markets to raise the necessary capital to meet these needs.

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013.  The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held.  At September 30, 2009, the outstanding balance on these notes was $561,142.

In June 2009, Conesco’s bank termed out its line of credit, into a three year note.  The note is for $120,000 and is due July 2012.  The note carries interest of 8%.  At September 30, 2009, the outstanding balance on this note was $117,593.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2009.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through December 31, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2009, Pro-Tech was named in a lawsuit by a local bank seeking collection for overdrawn funds which it believes Pro-Tech to be a party to.  The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  The Company will seek recourse for any costs it incurs in defending itself against this claim.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no unregistered sales of securities during the three months ended September 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended September 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote for the three months ended September 30, 2009.

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

Registrant	Pro-Tech Industries, Inc.
Date: November 13, 2009	By: /s/ Donald Gordon

Donald Gordon
Chief Executive Officer