Form 10-K
period 2009-12-31
Pro-Tech Industries, Inc.
filed 2010-04-15
CIK 1402186

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission file number: 000-53013

Pro-Tech Industries, Inc.
(Exact Name of Small Business Issuer in its Charter)

Nevada	20-8758875
(State of Incorporation)	(IRS Employer ID No.)

8550 Younger Creek Drive
Sacramento, CA 95828
 (Address of Registrant's Principal Executive Offices) (Zip Code)
 (916-504-4044)

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “accelerated filer large accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $16,006,400.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At April 15, 2010, there were 18,593,880 shares of Common Stock, $0.001 par value per share issued and no shares of preferred stock.

Documents Incorporated By Reference
None

Pro-Tech Industries, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

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

Unless otherwise noted, references in this Form 10-K to “Pro-Tech Industries”, “PTI”, “Meltdown”, “we”, “us”, “our”, and the “Company” means Pro-Tech Industries, Inc., a Nevada corporation.  Our principal place of business is located at 8550 Younger Creek Drive, Sacramento, CA 95828.  Our telephone number is (916) 504-4044.

PART I

ITEM 1. BUSINESS.

 Pro-Tech Industries was incorporated in the State of Nevada on April 4, 2007 (originally named Meltdown Massage and Body Works, inc.) , and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers offering spacious, luxurious settings and a multitude of personal services including a variety of styles of massages, aromatherapy, heated stones, exfoliate and moisturizing treatments, mud baths, facials, manicures and pedicures, waxing and special occasion make-up appointments as well as consultations for everyday make-up applications.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech”), and our Company  (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech shareholders acquired ten million (10,100,000) shares of our common stock, whereby Pro-Tech would become a wholly owned subsidiary of the Company.  This issuance of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.  The issuance of the securities above were effected in reliance on the exemptions for sales of securities  not involving a public  offering,  as set forth in Rule 506  promulgated  under the Securities Act of 1933, as amended (the  "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

Material is procured from a number of local and nation-wide fire protection suppliers. Fabricated materials are likewise obtained from these, as well as independent, fab shops. Both fabricated and loose materials are readily available from many excellent long-standing vendors there is no need to perform routine in-house fabrication, allowing us to keep overhead low.

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

Pro-Tech services include:
•	Commercial, Special Hazards, and Industrial Overhead Wet Pipe, Dry Pipe, Pre-Action, Deluge, and Foam
•	New Installations, Retro-Fits, Upgrades, Repairs, Design, Consultations, and Analysis
•	Pumps, Hydrants, Backflow Preventers, Underground, Design, and Consultation
•	5 Year Certification, Inspections and Testing
•	24 Hour Service
•	Alarm & Detection installation and monitoring, inspections and repairs
•	Electrical Services including design build, new construction, repairs, inspections and maintenance
•	Network cabling, system and structure testing and data networking and design

Management estimates that we have grown over twenty-fold in the 13 plus years that we have been serving our customers. With more than 150 years of combined fire protection experience among its staff and management, management believes that we deliver high quality service in the most economic manner, with a high degree of integrity, excellence, and innovation within the fire protection industry.

We believe that the addition of the additional disciplines will help strengthen relationships with current customers as well as help us to establish ourselves with new customers with the ability to bid multiple disciplines on a project, while allowing us to more efficiently cover overhead costs.

Pro-Tech Telecommunications Segment

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

We differentiate ourselves through our commitment to the highest degree of structure, efficiency and quality practices.  We consider ourselves experts at providing solutions that precisely fit our client's needs. We do not manufacture equipment and are vendor agnostic when providing equipment solutions (i.e. we will install customer or vendor owned/provided equipment). Our mission is to provide cost-effective, high quality services and solutions to enhance the competitive position of our clients, using creative and innovative approaches. In pursuit of these goals, Pro-Tech Telecommunications adheres to the following fundamental principles:

Clients as Partners

We strive to build "lifetime" relationships with our clients by providing them with the highest quality services, advanced technology and added value in order to earn and maintain their respect, trust and loyalty. We believe our contribution to this relationship is our expertise in providing the best possible services to our clients. Our services are based on professionalism, competence, integrity and openness.

Our People

Pro-Tech Telecommunications is an organization of individuals. We place a very high value on the skills, experience and creativity that our employees bring to the group. We believe that our professionals are among the best in our industry and we are completely confident in their ability to meet or exceed the expectations of our clients.

Integrity

We adhere to a strict code of business conduct, ensuring that our people employ the highest standards of business ethics in all dealings with clients, suppliers, fellow employees and with the general public.

Quality

Pro-Tech Telecommunications continuously strives for excellence by providing high-quality, high-value deliverables to our clients. By achieving this goal, we believe that ensure that our clients remained satisfied with the work we have delivered for years to come and that they value Pro-Tech Telecommunications their technology partner of choice.

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

Pro-Tech Electrical Segment

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

Electrical Services
•	Building riser and campus systems
•	Underground service upgrades and installation
•	Installation of power switchboards services, Motor Control Centers (MCC) and/or upgrades.
•	New emergency generators, controls and transfer switches.
•	UPS (Uninterruptible Power Systems) and upgrades.
•	Fuse and Circuit Breaker upgrade and installations
•	Interior/ exterior Lighting and related controls.
•	Site lighting installation and upgrades
•	Security lighting
•	Industrial electrical projects including explosion proof equipment and installations.
•	Load analysis
•	Commercial and industrial maintenance

Contract Process

As an Electrical bidder for a specific job, we estimate all the electrical material and related labor to provide a complete electrical system per the electrical drawings and specifications. This proposal is reviewed along with other electrical contractors bids and the lowest responsible bidder wins the contract.  After the contract is awarded then submittals are organized and submitted to the projects architect and engineer for approval. Product data submittals, samples, and shop drawings are required primarily for the architect and engineer to verify that the correct products will be installed on the project. Commercial buildings will often have complex pre-fabricated components. These include: elevators, cabinets, air handling units, generators, appliances and cooling towers. These pieces of equipment often require us to work closely and coordinate with the other trades to ensure that they receive the correct power. Our electrical material is purchased from numerous vendors. We have established a strong relationship with a small group of these vendors. Since electrical contractor are the first discipline on the project and the last to finish we feel that these relationships with our vendors we are able to get our materials in a timely manner to ensure the project meets the required schedule.

We are dedicated in providing our customers with the highest standards of workmanship, integrity and dependability. Our electrical division will proudly service commercial and industrial facilities 24 hours per day, 7 days per week, including weekends and holidays. Our electrical division is approved to be available on call 24 hours to perform service in the AT&T environment.

Conesco, Inc.

On January 16, 2009, the Company issued 3,000,000 shares to shareholders of Conesco, Inc. (“Conesco”,), as part of an acquisition, whereby Conesco would become a wholly owned subsidiary of the Company.

Since 1993, Conesco, Inc., has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California.  Our work graces some of the most prestigious properties in Northern California and beyond. Conesco’s award-winning team (30 employees) approach has earned the company a reputation for leading-edge flooring expertise, great service and first-class products.  Conesco offers the following products and services:

•	Professional design and specification consultation
•	Material and installation of carpet, resilient, ceramic stone, and wood flooring
•	Material and installation of raised access/Clean Room flooring
•	Modular wiring and under-floor HVAC delivery systems
•	Ongoing maintenance services

•	Green building consultation
•	Consultation and expertise in complex/unique flooring installations

Conesco’s expertise in the field of commercial and industrial flooring has allowed them to work with the following premier building contractors in Northern California:

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

Competitive Landscape

The competition is divided among many entities in our four markets.  The market is highly fragmented and there is not a dominate player in any of the markets.  Two of the larger competitors are as follows:

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

Annual Meeting

On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the our Articles of Incorporation on May 11, 2009.  The Company is now known as Pro-Tech Industries, Inc. and the new ticker symbol is “PTCK”.  The shareholders also ratified RBSM, LLP as the Company’s auditors as well as re-elected of Mr. Gordon, Mr. Engelbrecht, and Mr. Crane as members of the board of directors.

Employees

The Company has approximately 85 full time employees including 17 executive and administrative staff, 5 in engineering, 6 in sales and marketing, with the balance working in the field as superintendants, foreman, journeyman or apprentices.

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

We have updated or restated the risk factors previously disclosed in our prior reports with the Securities and Exchange commission. We consider the following to be the material risks to an investor in us. We should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount.

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

Certain Nevada Corporation Law Provisions Could Prevent A Potential Takeover, Which Could Adversely Affect The Market Price Of Our Common Stock.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

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

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable  exemptions from  registration  under  the  Act  and  as  required  under  applicable  state securities laws.  Officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective.  Rule 144 provides in essence  that a person who is an  affiliate  or officer or director who has held restricted  securities for six months may, under certain conditions,  sell every three months, in brokerage transactions, a number of shares that does not exceed the  greater of 1.0% of a  company's  outstanding  common  stock. There is no  limit  on  the  amount  of  restricted  securities  that  may be  sold  by a non-affiliate after the owner has held the restricted  securities for a period of six months if the company is a current,  reporting  company under the '34 Act. A sale under Rule 144 or under any other exemption from the Act, if available,  or pursuant  to  subsequent  registration  of  shares of  common  stock of  present  stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Act.

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

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

The stock will in all likelihood be thinly traded and as a result, investors may be unable to sell at or near ask prices or at all if they need to liquidate shares.

Our shares of common stock  may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors,  including  the fact  that it is a small  company  which is  relatively unknown to stock analysts, stock brokers,  institutional investors and others in the investment  community that generate or influence sales volume, and that even if the  Company  came  to  the  attention  of  such  persons,  they  tend  to be risk-averse  and would be reluctant to follow an unproven,  early stage  company such as ours or  purchase  or  recommend  the  purchase  of any of our Securities  until  such  time  as it  became  more  seasoned  and  viable.  As a consequence,  there may be periods of several days or more when trading activity in the  Company's  Securities  is  minimal or  non-existent,  as  compared  to a seasoned  issuer which has a large and steady  volume of trading  activity  that will  generally  support  continuous  sales  without  an  adverse  effect on the Securities  price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Facilities

PTI’s headquarters are currently located in two facilities totaling 22,000 square feet in Sacramento, California. This building is shared jointly with the Fire Protection, Telco and Electrical segments as well as Conesco, Inc.  We also have branch offices in Oceanside, CA and Las Vegas and Reno, NV.  The bulk of the workforce is out in the field.

The Company signed a 3 year lease with a two year option beginning December 2009.  The monthly lease cost is $5,550 per month for the two buildings.

We are currently 3 years into a 5 year lease in our Oceanside office.  The rate is slightly above market and we are looking to see if there are any opportunities to renegotiate this lease. The monthly lease cost is $4,016 per month.

Our Reno office is also in a month to month lease and we are assessing the opportunity to renegotiate the lease. The monthly lease cost is $2,674 per month.

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

In September 2009, Pro-Tech Fire Protection Systems Corp was named in a suit by a local bank.  The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  The Company will seek recourse for any costs it incurs in defending itself against this claim.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of our common stock commenced trading on January 30 2009, on the National Association of Securities Dealers Inter-dealer Quotation System Over The Counter Bulletin Board under the symbol “MMBW.OB” and was subsequently changed to “PTCK.OB” in May 2009.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the Over The Counter Bulletin.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2009
First Quarter (January – March 2009)	$3.45	$2.05
Second Quarter (April – June 2009)	$3.55	$2.80
Third Quarter (July – September 2009)	$3.00	$1.90
Fourth Quarter (October – December 2009)	$1.50	$0.65

Fiscal Year 2008 (not traded prior to Jan 2009)

On April 15, 2010, the closing bid price of our common stock was $0.29.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2009.  Our Board of Directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

ITEM 6.  SELECT FINANCIAL DATA.

        This section is not applicable since we are a small reporting company.

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

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this annual report.

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Revenues were approximately $18,600,000 in Fiscal 2009, an increase of approximately $2,100,000, or 12.7%, from revenues of approximately $16,500,000 in Fiscal 2008. The increase was primarily due to the acquisition of Conesco which contributed $3,600,000, expansion of the Telco and Electric segments which contributed approximately $3,900,000 and $500,000 respectively.  The Fire and Alarm/Detection segment saw a decrease of approximately $5,800,000 for the year.  The decrease in Fire and Alarm/Detection was primarily related to economic conditions and the increased competition at bidding.  Our management refocused their energies on different market segments in order to increase its backlog (Note F to financials).

Gross profit decreased from approximately $6,270,000 in Fiscal 2008 to approximately $6,240,000 in Fiscal 2009. This decrease of approximately $30,000, or .5%, was primarily due to the lower margins incurred by all of the new business segments.  The overall margin percent decreased in 2009 from 38.2% to 33.6%.  There were some heavy cost overruns in our electrical segment which had a major impact on their margin for 2009.  We estimate approximately $500,000 were lost in this segment compared to expectations on the jobs that were performed.  We have implemented procedures to more closely monitor and run these jobs to make sure performance matches expectations.

Combined Operating and Selling General and Administrative expenses were approximately $6,600,000 in Fiscal 2009 compared to approximately $5,900,000 for Fiscal 2008. The increase of approximately $700,000 was primarily due to the annualization of the addition of the Electrical and Telco segments, which were only a part of the 2008 numbers for the fourth quarter of 2008.  This amounted to approximately $238,000 and $396,000 respectively.  The addition of Conesco added approximately $495,000 of additional overhead as part of its normal operations which were not part of our company in 2008.  Additional costs incurred during the year were two additional manager level accounting personnel to help with the added growth expected during 2009.  We also issued stock awards to key employees as well as to members of the  board of directors during 2009.  These items were partially offset by the onetime expenses approximately $668,000 from acquisition costs and investor relations discussed in our annual report for December 31, 2008 on Form 10-K.  With revenues falling short of management’s expectations, the benefits of these additions did not bring the operating efficiencies anticipated during 2009.  During the fourth quarter of 2009, management continued its review of current costs in an effort to reduce operating overhead at all levels of the corporation.  This review will continue into 2010 as our management tries to leverage its overhead in more efficient and cost effective manner to try and improve its bottom line.

Depreciation and amortization expense increased to $248,797 in Fiscal 2009 compared to $53,496 in Fiscal 2008. This increase of approximately $196,000 was primarily due to the acquisition of Conesco, Inc. and the amortization of the intangible of approximately $181,000.  The balance was for new computers and leasehold improvements for the new corporate office.  The remaining $3,667 of amortization related to the purchase of Jones Fire Protection was also written off in 2008.

Net interest expense increased to $114,957 in Fiscal 2009 compared to $78,743 in Fiscal 2008. This increase of approximately $36,000 was primarily due to the use of the line of credit for working capital purposes and a second term note with our bank which we did not carry in 2008.  There was also a note with Conesco, which replaced their line of credit (see note M).

Income tax expense declined in 2009 due the net loss for the year offset by the 481 carryforward from Pro-Tech Fire.  The section 481 carryforward (see footnote K) which was generated when Pro-Tech was forced to go from a cash basis tax payer to an accrual basis taxpayer.  Prior to the merger with our company, Pro-Tech was an S-Corp and therefore all taxable income was pushed up to the owners.  The net effect for 2009 is a net deferred tax liability accrual of $80,490.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

For the twelve months ended December 31, 2009, we experienced a net loss of $515,037. At December 31, 2009, we had $172,490 in cash. Accounts receivable, net of allowances for doubtful accounts, were $3,850,051 at the end of 2009, which at 70% of assets is approximately 21% lower than at December 31, 2008.  This is primarily due to the carrying value of the intangibles from the Conesco purchase and the inventory and leasehold improvements for the new corporate facilities.

At December 31, 2009, we had working capital of $591,968 compared to working capital of $1,447,540 at December 31, 2008. The ratio of current assets to current liabilities stayed relatively the same at 1.14:1 at December 31, 2009 compared to 1.41:1 at December 31, 2008. Cash flow provided by operations during 2009 was $371,296 as compared to $61,316 at December 31, 2008.  Management anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at December 31, 2009 included cash of $172,490, and $3,850,051 net accounts receivable. Management believes that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the year ended December 31, 2009, we had positive cash flow from operations of $373,955 as compared to a cash flow from operations of $61,316 in 2008. This $373,955 increase is primarily due to a decrease in retention receivables and their subsequent collection of approximately $507,500 offset by inventory increase of approximately $273,000.  We had an  increase in investing activities during 2009.  The purchases were related primarily to equipment required by our Telco segment for field testing, new computers, servers and software upgrades as well as the buildout of new office space in order to consolidate 4 separate locations our company was using during much of the year.  The costs of these items amounted to approximately $276,000.  No net additional financing activity took place during 2009.  With the recognition of cost cutting measures and the increased backlog, management anticipates returning to profitability and positive cash flow.

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

Accordingly, we believe cash flow, by encompassing our acquisition efforts, profit margins and the use of working capital over our approximately three month working capital cycle, is an effective measure of operating effectiveness and efficiency when considered in light of our business plan for acquisitions and regional growth. Management anticipates positive cash flows from operations beginning the second quarter of 2010.

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at December 31, 2009 was $900,000.  Management currently believes that sufficient liquidity exists but may seek approval to increase the facility to $1.5 million in the future if considered necessary. We believe the line of credit facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2010 and beyond.

The facility contains customary financial covenants require us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement. Non-compliance with any of these ratios or a violation of other covenants could result in an event of default and reduce availability under the facility. We are currently out of compliance with all covenants.

Long Term Notes

Long term notes with an outstanding principal balance of $517,091, were issued through our bank on February 3, 2007 and December 31, 2009. The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013  The notes carry interest rates of 7.76% and 5.5% respectively.  These notes are held by the same bank the Company uses for its banking and where the line of credit is held.  A third note, is with another bank with a current balance 110,372, was issued in June 2009 and used to replace a line of credit facility formerly held by Conesco.  This note carries an interest rate of 8.0% and will be paid off in August 2013.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated value at December 31, 2009:

For the twelve months ended December 31,

	2010	2011	2012	2013	Fair Value
Fixed Rate Debt	$213	$227	$131	$56	$627
Average Interest Rate	8.7%	10.4%	6.8%	5.3%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRO-TECH INDUSTRIES, INC.

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Pro-Tech Industries, Inc.
Sacramento, California

We have audited the accompanying consolidated balance sheets of PRO-TECH INDUSTRIES, INC., (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statement of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/RBSM LLP

New York, New York
April 14, 2010

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$172,490	$86,895
Contract receivable, net of allowance for doubtful accounts as of December 31, 2009 and 2008, of $60,000 and $110,000, respectively (Note D)	3,850,051	4,638,401
Costs and estimated earnings in excess of billings (Note E)	306,073	146,338
Note receivable – related party	77,000	142,543
Inventory	273,968	0
Other current assets	155,386	87,963
Total current assets	4,834,968	5,102,140

Property and equipment: (Note H)	874,041	587,373
Less: accumulated depreciation	571,394	504,028
Net property and equipment	302,647	83,345

Other Assets:
Intangibles, net of accumulated amortization as of December 31, 2009 and 2008, of $181,431 and $20,000, respectively (Note I)	102,548	-
Goodwill	331,075	-
Deposits	10,856	10,856
Total assets	$5,582,094	$5,196,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note J)	2,713,840	$1,945,178
Notes payable – others –current portion (Note M)	213,394	172,025
Accruals on uncompleted contracts (Note E)	244,763	712,252
Reserve for loss on uncompleted contracts	90,514	20,995
Deferred tax liability (Note L)	80,490	110,150
Line of credit (Note K)	900,000	655,500
Total current liabilities	4,243,000	3,616,100

Long -Term Liabilities:
Notes payable- others – long term portion (Note M)	414,071	518,030
LT Deferred tax liability (Note L)	-	148,650
Total long term liabilities	414,071	666,680

Commitments and contingencies (Note P)	-	-

Stockholders' Equity: (Note N)
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,593,880 shares issued and outstanding at December 31, 2009 14,600,000 shares issued and outstanding at December 31, 2008	18,594	14,600
Paid in capital	1,421,467	898,961
Accumulated deficit	(515,038)	-
Total stockholders’ equity	925,023	913,561

Total liabilities and stockholders' equity	$5,582,094	$5,196,341

The accompanying notes are an integral part of these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

	2009	2008
Net revenue	$18,609,920	$16,487,525
Cost of sales	12,364,059	10,213,866
Gross profit	6,245,861	6,273,659

Operating Expenses:
Selling, general and administrative	6,572,046	5,871,041
Depreciation and amortization (Note H & I)	248,797	53,496
Total Operating Expenses	6,820,843	5,924,537

Income from Operations	(574,982)	349,122

Other Income (Expense):
Interest income(expense), net	(114,957)	(78,744)
Total Other Expenses	(114,957)	(78,744)
Income before income taxes	(689,939)	270,378

Income (taxes) Benefit (Note L)	174,902	(263,800)

Net Income (loss)	$(515,037)	$6,578

Net income (loss) per common share (Note C):
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00
Weighted average common shares outstanding	17,766,190	10,100,000

The accompanying notes are an integral part of these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2009

	Common Stock
	Common Shares	Amount	Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2008	10,100,000	$10,100	$541	$1,191,842	$1,202,483

Dividend distributions (Note O)	-	-	-	(426,000)	(426,000)
Shares reissued to existing MMBW shareholders	3,500,000	3,500	-	-	3,500
Reclassification of paid in capital on revocation of S corporation tax status upon reverse merger	-	-	772,420	(772,420)	-
Issuance of shares for services	1,000,000	1,000	126,000	-	127,000
Net income	-	-	-	6,578	6,578

Balance at December 31, 2008	14,600,000	$14,600	$898,961	$-	$913,561

Shares issued for purchase of Conesco, Inc. at $0.127 (Note N)	3,000,000	3,000	378,000	-	381,000
Shares issued to key employees @ $0.144 (Note N)	963,880	964	47,036	-	48,000
Shares issued to Board of Directors @ $3.25 (Note N)	30,000	30	97,470	-	97,500
Net loss	-	-	-	(515,038)	(515,038)
Balance at December 31, 2009	18,593,880	$18,594	$1,421,467	$(515,038)	$925,023

The accompanying notes are an integral part of these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net income (loss) from operations	$(515,038)	$6,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	248,797	53,496
Bad debt write off	122,161	9,302
Accrual for bad debt allowance	(50,000)	110,000
Deferred tax liability, net (Note L)	(178,310)	258,800
Stock issued to previous MMBW shareholders	-	3,500
Stock issued to employees and board of directors	145,500	-
Stock issued for services	-	127,000
Accruals (reversal) of loss against uncompleted contracts	69,519	(44,205)
(Increase) decrease in:
Contract receivable	905,456	(817,443)
Inventory	(273,968)	-
Other current assets, net	1,238	(172,306)
Costs and estimated earnings in excess of billings	(22,730)	240,499
Billings in excess of costs and estimated earnings	(467,489)	40,562
Increase (decrease) in:
Accounts payable and accrued expenses, net	392,484	245,532
Net Cash Provided by Operating Activities	373,955	61,316

Cash Flows From Investing Activities:
Purchase of Conesco, Inc.	9,043	-
Purchase of property and equipment	(279,155)	(26,023)
Net Cash Used In Investing Activities	(270,112)	(26,023)

Cash Flows From Financing Activities:
Payments for dividend distributions (Note N)	-	(426,000)
Proceeds from long term debt	120,000	250,000
Payments of long term debt	(382,748)	(172,050)
Net proceeds from line of credit	244,500	389,000
Net Cash (Used) provided by Financing Activities	(18,248)	40,950

Net Increase in Cash And Cash Equivalents	85,595	76,243

Cash and cash equivalents at beginning of year	86,895	10,653
Cash and cash equivalents at the end of year	$172,490	$86,895

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$95,408	$83,743
Cash paid during period for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(continued)

	2009	2008
Non-cash Investing and Financing Activities:
Acquisition costs in reverse merger	$-	$3,500
Shares issued for compensation	$145,500	$-
Acquisition:
Current assets acquired	$338,435	$-
Equipment and other assets acquired	6,505	-
Intangible assets acquired	615,054	-
Liabilities assumed	(578,994)	-
Shares issued as consideration	$381,000	$-

The accompanying notes are an integral part of these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

The Company serves the new construction market, as well as customers retro-fitting, upgrading or repairing their existing facilities, bringing existing facilities to current standards (for example, installing sprinklers at a customer’s expanded storage warehouse, etc.).

In late third quarter and fourth quarter 2008, the Company expanded its services to include electrical and telecommunications.  The client base is the same as the fire sprinkler services.  These groups were not a significant part of the business reported in the 2008 consolidated financial statements.

NOTE B - MERGER AND CORPORATE RESTRUCTURE

On December 31, 2008, the stockholders of Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”) entered into an agreement for the exchange of common stock (“Acquisition Agreements”, “the Transaction”, or “Merger”) with the Company. The Company had a total of 70,000,000 authorized shares with a par value of $0.001 per share and 3,500,000 shares issued and outstanding as of December 31, 2008.

The Company’s yearend for accounting purposes was December 31, 2008. As a result of the Merger, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, Pro-Tech is deemed to be the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger is a recapitalization of Pro-Tech’s capital structure

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Pro-Tech is the surviving entity. The total purchase price and carrying value of net assets acquired was $3,500. The Company did not recognize goodwill or any intangible assets in connection with the transaction. As of the date of the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

Effective with the Acquisition Agreements, all previously outstanding common stock owned by Pro-Tech’s stockholders were exchanged for an aggregate of 10,100,000 shares of the Company’s common stock, $0.001 par value (“the Common Stock”).  As part of the Transaction it was agreed that, all outstanding shares would remain outstanding. The effect of the Transaction was that 3,500,000 shares of Common Stock would be retained.

The value of the stock issued was the historical cost of the Company's net tangible assets of $3,500, which did not differ materially from their fair value. The total consideration paid of $3,500 is summarized further below.

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

Inventory

The Company maintains an inventory which primarily consists of small parts such as sprinkler heads, gaskets, pipe joints, junction boxes, outlets, etc. which comes from come from closed jobs or economical buying opportunities.  They get used for repair work or filler when jobs run short. The inventory on hand was $273,968 and $0 at December 31, 2009 and 2008, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $30,912 and $35,694, of advertising costs for the years ended December 31, 2009 and 2008, respectively.

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

Basic and diluted earnings per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock.  The Company does not have any common stock equivalents at December 31, 2009 and 2008.

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

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should any impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist  primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $60,000 and $110,000 as of December 31, 2009 and 2008, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and nine months ended September 30, 2009 and 2008, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company had net loss for the twelve months ended December 31, 2009 and net income for the twelve month periods ended December 31, 2008. The Company did not have any common stock equivalent issued or outstanding as of December 31, 2009 or for any other earlier period.  Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

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

Fair Value

In January 2008, the Company adopted the Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 825-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At December 31, 2009 and December 31, 2008 the Company did not have any financial assets measured at fair value on a recurring basis.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

New Accounting Pronouncements

In January 2010, the FASB issued FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on the Company’s financial position, results of operations or operating cash flows.

New Accounting Pronouncements (continued)

FASB ASC TOPIC 860 - "Accounting for Transfer of Financial Assets and Extinguishment of Liabilities." In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently assessing the impact on its consolidated financial position and results of operations

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE D – CONTRACT RECEIVABLES

Contract receivables at December 31, 2009 and 2008 consist of the followings:

	2009	2008
Contracts receivables	$3,245,701	$3,576,558
Retention receivables	664,350	1,171,843
Less: Allowance for doubtful Accts	(60,000)	(110,000)
	$3,850,051	$4,638,401

NOTE E – UNCOMPLETED CONTRACTS

At December 31, 2009 and 2008, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	2009	2008
Costs incurred to date on uncompleted contracts	$19,169,775	$9,987,580
Estimated earnings	3,422,931	1,103,017
	22,592,706	11,090,597
Less: billed revenue to date	(22,531,396)	(11,656,510)
	$61,310	$(565,914)

Costs and estimated earnings in excess of billings	$306,073	$146,338
Less: accruals on uncompleted contracts	(244,763)	(712,252)
	$61,310	$(565,914)

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2008 through December 31, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at January 1, 2008	$8,453,476
New contracts for the year ended December 31, 2008	7,861,663
Add: contract adjustments	4,262,278
Less: revenue for the year ended December 31, 2008	(16,487,525)
Backlog balance at December 31, 2008	$4,089,892
New contracts for the year ended December 31, 2009	23,556,981
Add: contract adjustments	1,672,307
Less: revenue for the year ended December 31, 2009	(18,609,920)
Backlog balance at December 31, 2009	$10,709,260

NOTE G – INVENTORY

Major holdings of inventory at December 31, 2009 and 2008 consist of the followings:
	2009	2008
Sacramento Fire & Alarm Detection	$106,695	$-
San Diego Fire & Alarm Detection	44,700	-
Electrical	48,844	-
Flooring Segment	73,729	-
	$273,968	$-

NOTE H – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2009 and 2008 consist of the followings:

	2009	2008
Vehicles	$196,948	$196,948
Leasehold improvements	232,629	57,973
Office equipments	215,792	160,185
Tools and other equipment	228,672	172,267
	874,041	587,373
Less: accumulated depreciation	(571,394)	(504,028)
Net Property and Equipment	$302,647	$83,345

NOTE H – PROPERTY AND EQUIPMENT (continued)

Depreciation expense was $67,366 and $49,829 for the years ended December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, the Company wrote off assets with a gross acquisition value of $0 and $33,597 and net book values of $0 and $0, respectively.  All of these assets were obsolete computers and software.

NOTE I – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2008 are:

					Weighted
	Gross	Accumulated			Average
	Carrying	Amortization/		Residual	Amortization
	Amount	Impairment	Net	Value	Period (Years)
Amortized Identifiable Intangible Assets: Jones Fire non compete	$20,000	$(20,000)	$-	-	5.0
Total Amortized identifiable Intangible Assets	20,000	(20,000)	-		5.0
Total	$20,000	$(20,000)	$-	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2009 are:

					Weighted
	Gross	Accumulated			Average
	Carrying	Amortization/		Residual	Amortization
	Amount	Impairment	Net	Value	Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets: Conesco backlog, customer lists	$283,979	$(181,431)	$102,548	$-	1.5
Total Amortized identifiable Intangible Assets	283,979	(181,431)	102,548		1.5
Goodwill - Conesco	331,075	-	331,075	-
Total	$615,054	$(181,431)	$433,623	$-

Total amortization expense charged to operations for the year ended December 31, 2009 and 2008 was $181,431 and $3,667, respectively. Estimated amortization expense as of December 31, 2009 is as follows:

Years Ended December 31,
2010	$102,548
Total	$102,548

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $331,075 as a result of the acquisitions of Conesco, Inc. during the year ended December 31, 2009.   The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples to its competitors. At December 31, 2009, the Company has determined that the value of Conesco’s goodwill is fairly valued .

The estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in a further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

	Year Ended December 31, 2008
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$16,487,525	$1,016,187	$17,503,712
Net income (loss)	$6,578	$(123,681)	$(117,103)
Net loss per common share outstanding - basic & diluted	$.00	$.00	$(.01)
Weighted average common shares outstanding - basic & diluted	10,100,000		10,100,000

NOTE J – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and 2008:

	2009	2008
Accounts payable	$2,674,443	$1,741,225
Accrued payroll and vacation	(16,343)	187,826
Accrued payroll taxes	74	1,247
Other liabilities	55,666	14,880
Total	$2,713,840	$1,945,178

NOTE K – BANK LINE OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $1,000,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N).  The line of credit bears interest at the Bank  minus 0.5%, per annum, with interest due and payable monthly and expires on June 30, 2010.  The balance outstanding under the line of credit at December 31, 2009 and 2008 amounted to $900,000 and $655,500 respectively, leaving a balance available on the line of $100,000 and $294,500, respectively. The Company is required to maintain certain bank loan covenants.  At December 31, 2009, the Company was not in compliance with certain bank loan covenants.

NOTE L – DEFERRED TAXES

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

On January 1, 2007, the Pro-Tech changed from cash basis to accrual basis for the recognition of income taxes.  The Company elected to pro-rate the initial tax catch up over 4 years as allowed by Section 481.  At December 31, 2009, the Company had for federal income tax purposes a net deferred tax liability of $80,490.

Components of the net deferred tax liability is as follows:

	Year Ended December 31,	Year Ended December 31,
	2009	2008
Deferred tax assets
Allowances	$23,964	$38,500
Timing difference on amortization of intangibles	65,217	-
Total gross deferred tax assets	$89,181	$38,500

Deferred tax liabilities
Section 481 carryforward	$169,671	$297,300
Total gross deferred tax liabilities	$169,671	$297,300

Net deferred tax liability	$80,490	$258,800

The federal and state income tax provision (benefit) is as follows:

	Year Ended December 31,
	2009	2009
Current:
Federal	$-	-
State	3,408	5,000
Total current	3,408	5,000

Deferred:
Federal	(178,310)	258,800
State	-	-
Total deferred	178,310	258,800

Total tax provision (benefit)	$174,902	263,800

The effective income tax rate remains the statutory rate primarily due to the benefit of the current year loss offsetting the deferred tax liability. This resulted in no significant increase or decrease in tax provision.

NOTE M – NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 are as follows:
	2009	2008
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,133.99, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	$312,009	$440,055
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,785.24, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	205,083	250,000
Note payable to Bank, interest at 8.0% per annum; secured by substantially all of the Conesco assets; with monthly principal and interest payments of $3,766.86, due August, 2012. The Note is guaranteed by the Company’s principal stockholders.	110,373	-
Total note payable	627,465	690,055
Less: current portion	(213,394)	(172,025)
Notes payable – long term	$414,071	$518,030

Aggregate maturities of long-term debt as of December 31, 2009 are as follows:

Year ended	Amount
December 31, 2010	$213,194
December 31, 2011	227,299
December 31, 2012	131,141
December 31, 2013	55,831
Total	$627,465

NOTE N – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2009 and December 31, 2008, the Company had 18,593,880 and 14,600,000 shares of common stock issued and outstanding, respectively.

During the twelve months ended December 30, 2009 and 2008, the Company distributed dividends to the owner’s, while still a private company (2008), totaling $0 and $426,000, respectively.

On January 16, 2009, the Company issued 3,000,000 shares of common stock valued at $381,000 for the purchase of Conesco, Inc. (see Note H above).

On January 19, 2009, the Company issued 1,000,000 shares of common stock valued at $144,000 as compensation.

On May 28, 2009, the Company issued 30,000 shares to its board of directors valued at $97,500 as compensation.

NOTE O - RELATED PARTY TRANSACTIONS

Two stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the years ended December 31, 2009 and 2008, the Company incurred and charged to operations $103,376 and $167,949, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at December 31, 2009 and 2008, respectively.

The entities are co-makers of a line of credit and a note payable and have pledged substantiality all of their assets to secure the line of credit (See Note J) and note payable (see Note L).

NOTE P - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through December 2012.
The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through March 2013.

Future minimum lease payments for the above leases over the next four years are as follows:

2010	$325,090
2011	196,149
2012	20,299
2013	8,718
Total	$550,256

For the years ended December 31, 2009 and 2008, rent expense was $207,609 and $122,840, respectively.  For the years ended December 31, 2009 and 2008, vehicle lease expense was $240,525 and $272,912, respectively.

Litigation

In September 2009, the Pro-Tech Fire Protection Systems Corp was named in a suit by a local bank.  The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  The Company will seek recourse for any costs it incurs in defending itself against this claim.

Surety Bonds

A certain number of our construction projects require us to maintain a surety bond.  The bond surety company requires additional guarantees for issuance of the bonds.  The two officers (former owners) of Pro-Tech have both personally guaranteed these bonds.  There is currently not remuneration to the officers for these guarantees.

NOTE Q – SEGMENT INFORMATION

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

Summarized financial information by line of business for the twelve months ended December 31, 2009 and December 31, 2008, as taken from the internal management system previously discussed, is listed below. Information for the twelve months ended December, 2008 does not include any data from flooring and minimal data from electrical and telecommunications or flooring, as those acquisitions/startups were not completed by those dates.

Revenue	Twelve months ended
	Dec 31, 2009	Dec 31, 2008
Fire Protection/Alarm & Detection	$9,342,000	$15,193,000
Telecommunications	4,282,000	443,000
Flooring	3,622,000	-
Electrical	1,364,000	852,000
Total	$18,610,000	$16,488,000

Gross Profit
	Dec 31, 2009	Dec 31, 2008
Fire Protection/Alarm & Detection	$4,553,000	$5,642,000
Telecommunications	1,026,000	283,000
Flooring	890,000	-
Electrical	(223,000)	349,000
Total	$6,246,000	$6,274,000

Operating Income (Loss)
	Dec 31, 2009	Dec 31, 2008
Fire Protection/Alarm & Detection	$620,000	$2,012,000
Telecommunications	543,000	204,000
Flooring	419,000	-
Electrical	(506,000)	305,000
Corporate	(1,651,000)	(2,487,000)
Total	$(575,000)	$349,000

Depreciation/Amortization
	Dec 31, 2009	Dec 31, 2008
Fire Protection/Alarm & Detection	$41,000	$41,000
Telecommunications	8,000	-
Flooring	3,000	-
Electrical	1,000	-
Corporate	195,000	12,000
Total	$248,000	$53,000

Interest
	Twelve months ended
	Dec 31, 2009	Dec 31, 2008
Fire Protection/Alarm & Detection	$-	$5,000
Telecommunications	-	-
Flooring	21,000	-
Electrical	-	-
Corporate	95,000	74,000
Total	$116,000	$79,000

Assets
	Dec 31, 2009	Dec 31, 2008
Fire Protection/Alarm & Detection	$2,435,000	$5,196,341
Telecommunications	609,000	-
Flooring	1,059,000	-
Electrical	721,000	-
Corporate	758,000	-
TOTAL	$5,582,000	$5,196,341

Capital Expenditures
	Dec 31, 2009	Dec 31, 2008
Fire Protection/Alarm & Detection	$13,900	$109,000
Telecommunications	-	-
Flooring	-	-
Electrical	-	-
Corporate	253,100	-
TOTAL	$267,000	$109,000

NOTE R- MAJOR CUSTOMERS AND SUPPLIERS

The company had three customers who accounted for $8,141,868 or 45% of the billings for 2009, two customers who accounted for $4,657,431 or 28% of revenue in 2008.

Purchases from the Company’s two major vendors, (more than 10% of purchases) were approximately $1,154,184 and $2,868,088 or 28% and 60% of materials purchases for the years ended December 31, 2009 and 2008, respectively.

NOTE S – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $73,063 and $60,868, for the years ended December 31, 2009 and 2008, respectively.

NOTE T - SUBSEQUENT EVENTS

NONE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2009.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2009. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Management

Name	Age	Positions and Offices Held
Donald Gordon	50	CEO, Director
Michael Walsh	47	CFO
Tim Crane	53	Director
Jan Engelbrecht	50	Director

Donald Gordon - CEO, co-founder of Pro-Tech Fire Protection Systems Corp.
Mr. Gordon, President and co-founder, brings 32 years of experience in all aspects of fire protection and construction company experience.  In 1995, Mr. Gordon, along with Mark Whittaker, formed Pro-Tech Fire Protection and continues to run financial, as well as, day to day operations.  Mr. Gordon's experience includes general management, project management, sales, and field work.  Mr. Gordon remains active in the development of new business opportunities and fostering long-term business relationships with key clients.

Michael Walsh – Chief Financial Officer
Michael Walsh, CFO, brings over 25 years of experience in Accounting and Finance in both private and public sectors, with established and startup companies.  Mr. Walsh has been a member of the Pro-Tech Fire Protection team since 2006. From September 2005- December 2006, Mr. Walsh was with Falcon Technology Holdings, Inc. acting as its Chief Financial Officer.  From January 2004 – September 2005, Mr. Walsh was the CFO of IQ Biometrix, Inc. a forensic software startup.  The Company merged with Wherify Wireless, Inc. and on close of the merger Mr. Walsh became Corporate Controller.  Mr. Walsh holds a Master's degree as well as a bachelor's degree in Business Administration.

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

The Board of Directors has appointed the Audit Committee to serve the purposes set forth in this Charter, and has delegated the duties and responsibilities set forth in this Charter to the Audit Committee. The Audit Committee will report to the Board of Directors as provided in its Charter.

The Board of Directors has appointed the Compensation Committee to serve the purposes set forth in this Charter, and has delegated the duties and responsibilities set forth in this Charter to the Compensation Committee. The Compensation Committee will report to the Board of Directors as provided in its Charter.

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

Exclusion of Liability

The Nevada Business Corporation Act excludes personal liability for directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the  Nevada Business Corporation Act, or any transaction from which a director receives an improper personal benefit.  This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K for December 31, 2009.

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

Mr. Donald Gordon, our President, Chief Executive Officer and director, Mr. Michael P Walsh, our Chief Financial Officer and Tim Crane and Jan Engelbrecht, directors, were required to file Form 3’s.

CONFLICTS OF INTEREST

There are no conflicts of interest with any officers, directors or executive staff.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2009 and 2008 compensation awarded to, paid to, or earned by our other most highly compensated executive officers whose total compensation during each fiscal year exceeded $100,000, if any.

 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
Don Gordon President	2009	248,717	-	-		-	-	-	19,441	268,158
Pro-Tech Industries	2008	250,000	-	-		-	-	-	-	250,000

Michael Walsh CFO	2009	125,626	-	47,520	*	-	-	-	17,839	190,985
Pro-Tech Industries	2008	112,500	-	-		-	-	-	-	112,500

David Baker	2009	166,750	-	-		-	-	-	6,584	173,334
President Conesco, Inc	2008	-	-	-		-	-	-	-	-

Sean McGuire	2009	118,050	-	2,880	*	-	-	-	18,048	138,978
President Pro-Tech Fire	2008	-	-	-		-	-	-	-	-

*Mr McGuire and Mr Walsh’s shares vest on a monthly basis over 3 years and were part of the stock awarded key employees as summarized in the following two tables.

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Key employee grant	-	-	-	-	-	630,547	283,746	-	-

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Key employee grant	2009	-	-	297,213	150,000

2009 and 2008 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

NONE

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls / Distributions	Aggregate Balance at Last Fiscal Year-End ($)

NONE

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Don Gordon	600	32,500					33,100
Jan Engelbrecht	600	32,500					33,100
Tim Crane	600	32,500					33,100

2009 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Donald Gordon	2009	3,358	-	16,083		-	-	19,441
Michael Walsh	2009	1,756		16,083				17,839
Dave Baker	2009	1,842	-	4,742	-	-	-	6,584
Sean McGuire	2009	2,230		15,818				18,048

2009 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Donald Gordon	2009	3,358	-	-	-	3,358
Michael Walsh	2009	1,756				1,756
Dave Baker	2009	1,842	-	-	-	1,842
Sean McGuire	2009	2,230				2,230

2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
NONE

*
List each applicable type of benefit in a separate row, e.g., severance pay, bonus payment, stock option vesting acceleration, health care benefits continuation, relocation benefits, outplacement services, financial planning services or tax gross-ups.

Compensation of Directors

We currently have three directors.  Directors are paid $100 per meeting attended and were awarded 10,000 shares of our common stock each for serving as a member of the Board of Directors for the fiscal year ended December 31, 2009.  The Board of Directors will review its compensation package on annual basis.  The directors voted to temporarily stop payments until a determined date.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CONFLICTS OF INTEREST

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2009. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of three directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Donald H. Gordon	5,050,000	27.2%
8550 Younger Creek Dr Sacramento, CA 95828
Michael P Walsh	320,000	1.7%
8550 Younger Creek Dr Sacramento, CA 95828
Tim Crane	32,000	*
8550 Younger Creek Dr Sacramento, CA 95828
Jan Engelbrecht	10,000	*
8550 Younger Creek Dr Sacramento, CA 95828
All Executive Officers and Directors as a Group	5,412,000	29.1%
(4 Persons)
Mark Whittaker	5,050,000	27.2%
3225 Production Ave, Ste B Oceanside, CA 92058
Dave Baker	2,900,000	15.6%
8550 Younger Creek Dr, Sacramento, CA 95828

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

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, $0.001 par value, of which no shares were issued and outstanding as of December 31, 2009. The Board of Directors may issue such shares of Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

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

NRS Section 78.747 provides that except as otherwise provided by specific statute, no director or officer of a corporation is individually liable for a debt or liability of the corporation, unless the director or officer acts as the alter ego of the corporation. The court as a matter of law must determine the question of whether a director or officer acts as the alter ego of a corporation.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Two stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the years ended December 31, 2009 and 2008, the Company incurred and charged to operations $167,949 and $234,038, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at December 31, 2009 and 2008, respectively.

Director Independence

One of our directors, Donald Gordon, is an employee and would not be classified as “independent” under the rules of the Securities and Exchange Commission. The other two would be considered “independent”.

Item 14.  Principal Accountant Fees and Services

On February 17, 2009, RBSM, LLP ("RBSM") was appointed as the independent auditor for Pro-Tech Industries, Inc. (the "Company") commencing with the year ending December 31, 2008, and Arshad M Farooq, JD, CPA ("FAROOQ") was dismissed as the independent auditors for the Company as of February 10, 2009.

	2009	2008	2007
	RBSM, LLP	RBSM, LLP	Arshad M Farooq, JD, CPA
Audit Fees (1)	$219,409	$78,659	$2,000
Audit-Related Fees (2)	-	-	-
Tax Fees (3)	-	-	-
All Other Fees (4)	-	-	-

Total	$219,409	$78,659	$2,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The audit committee has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2009 fiscal year. The audit committee has also discussed with the auditors the matters required to be discussed, which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

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

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Corporation (1)
14.1	Code of Ethics (2)
21	Subsidiaries (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

(1)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form SB2 (Commission File No. 333-144076).
(2)	Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(3)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pro-Tech Industries, Inc.

Dated: April 15, 2010

	By:	/s/ Donald Gordon
Donald Gordon, President, Chief
Executive Officer and Director

	By:	/s/ Michael P Walsh
Michael P Walsh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 15, 2010.

By:	/s/ Donald Gordon
Donald Gordon, President, Chief Executive Officer and Director

By:	/s/ Jan Engelbrecht
Jan Engelbrecht, Director

By:	/s/ Tim Crane
Tim Crane, Director