Form 10-Q
period 2010-03-31
Pro-Tech Industries, Inc.
filed 2010-05-24
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A

 Commission File No. 000-53013

Pro-Tech Industries, Inc.
(Name of small business issuer as specified in its charter)
Nevada	20-8758875
State of Incorporation	IRS Employer Identification No.
8550 Younger Creek DR, #2
Sacramento, CA 95828
 (Address of principal executive offices)

 (916) 388-0255
(Issuer’s telephone number)

(Meltdown Massage & Body Works, Inc.)
(Former name or Former Address if Changes Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐   Non–Accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 24, 2010
Common stock, $0.001 par value	18,074,852

PRO-TECH INDUSTRIES, INC.

INDEX TO FORM 10-Q FILING
MARCH 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I	FINANCIAL INFORMATION

Item 1.	Interim Unaudited Condensed Consolidated Financial Statements and Notes to Interim Unaudited Condensed Consolidated Financial Statements

Pro-Tech Industries, Inc.

(Formerly Meltdown Massage and Body Works, Inc.)

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	5
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	8 ~20

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$152,210	$172,490
Contract receivable, net of allowance for doubtful accounts as of March 31, 2010 and December 31, 2009, of $110,000 and $60,000, respectively	3,720,887	3,850,051
Costs and estimated earnings in excess of billings	396,230	306,073
Note receivable – related party	77,000	77,000
Inventory	248,968	273,968
Other current assets	158,537	155,386
Total current assets	4,753,832	4,834,968

Property and equipment:	874,041	874,041
Less: accumulated depreciation	600,578	571,394
Net property and equipment	273,463	302,647

Other Assets:
Intangibles, net of accumulated amortization as of March 31, 2010 and December 31, 2009, of $228,761 and $181,431, respectively	55,218	102,548
Goodwill	331,075	331,075
Deposits	10,856	10,856
Total assets	$5,424,444	$5,582,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$3,519,602	$2,713,840
Notes payable – others –current portion	216,728	213,394
Accruals on uncompleted contracts	445,781	244,763
Reserve for loss on uncompleted contracts	-	90,514
Deferred tax liability	-	80,490
Line of credit	1,000,000	900,000
Total current liabilities	5,182,111	4,243,000

Long -Term Liabilities:
Notes payable- others – long term portion	358,527	414,071
LT Deferred tax liability	-	-

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,074,852 and 17,997,213 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	18,594	18,594
Paid in capital	1,432,866	1,421,467
Accumulated deficit	(1,567,654)	(515,038)
Total stockholders’ equity (deficit)	(116,194)	925,023

Total liabilities and stockholders' equity (deficit)	$5,424,444	$5,582,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net revenue	$4,109,946	$4,405,174
Cost of sales	3,724,156	2,592,028
Gross profit	385,790	1,813,146

Operating Expenses:
Selling, general and administrative	1,403,193	1,571,857
Depreciation and amortization	76,514	36,623
Total Operating Expenses	1,479,707	1,608,480

(Loss) Income from Operations	(1,093,917)	204,666

Other Income (Expense):
Interest income(expense), net	(39,190)	(22,020)
Total Other Expenses	(39,190)	(22,020)

(Loss) Income before income taxes	(1,133,107)	182,646

Income taxes (benefit)	(80,490)	60,316

Net Income (Loss)	$(1,052,617)	$122,330

Net income (loss) per common share
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01
Weighted average common shares outstanding	18,022,600	17,933,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash Flows From Operating Activities:
Net income (loss) from operations	$(1,052,617)	$122,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,514	36,623
Bad debt write off	35,314	4,828
Accrual for bad debt allowance	50,000	-
Deferred tax liability, net	(80,490)	(21,363)
Stock issued to employees and board of directors	11,400	-
Stock issued for services	-	12,000
Accruals (reversal) of loss against uncompleted contracts	(90,514)	(6,576)
(Increase) decrease in:
Contract receivable	43,851	(147,928)
Inventory	25,000	-
Other current assets, net	(3,152)	130,862
Costs and estimated earnings in excess of billings	(90,157)	46,826
Billings in excess of costs and estimated earnings	201,018	(122,581)
Increase (decrease) in:
Accounts payable and accrued expenses, net	809,097	(261,231)
Net Cash Used In Operating Activities	(64,736)	(206,210)

Cash Flows From Investing Activities:
Cash received on purchase of subsidiary	-	9,043
Purchase of property and equipment	-	(10,520)
Net Cash Used In Investing Activities	-	(1,477)

Cash Flows From Financing Activities:
Payments of long term debt	(55,544)	(45,205)
Net proceeds from line of credit	100,000	181,227
Net Cash Provided by Financing Activities	44,456	136,023

Net Decrease in Cash And Cash Equivalents	(20,280)	(71,664)

Cash and cash equivalents at beginning of period	172,490	86,895
Cash and cash equivalents at the end of period	$152,210	$15,232

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$30,808	$20,936
Cash paid during period for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(continued)

	2010	2009
Non-cash Investing and Financing Activities:
Shares issued for compensation	$11,400	$12,000
Acquisition:
Current assets acquired	$-	$338,435
Equipment and other assets acquired	-	6,505
Intangible assets acquired	-	615,054
Liabilities assumed	-	(578,994)
Shares issued as consideration	$-	$381,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

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

The Company’s year end for accounting purposes was December 31, 2008. As a result of the Merger, there was a change in control of the public entity. In accordance with Statement of Financial Accounting Standards 141, Pro-Tech is deemed to be the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Merger is a recapitalization of Pro-Tech’s capital structure

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Pro-Tech is the surviving entity. The total purchase price and carrying value of net assets acquired was $3,500. The Company did not recognize goodwill or any intangible assets in connection with the transaction. As of the date of the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

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

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” or “accruals on uncompleted contracts” represents billings in excess of revenues recognized.

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

Inventory

The Company maintains an inventory which primarily consists of small parts such as sprinkler heads, gaskets, pipe joints, junction boxes, outlets, etc. which comes from closed jobs or economical buying opportunities.  They get used for repair work or filler when jobs run short. The inventory on hand was $248,968 and $273,968 at March 31, 2010 and December 31, 2009, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $10,166 and $10,997, of advertising costs for the three months ended March 31, 2010 and 2009, respectively.

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

Maintenance and repairs to automobiles, equipment, furniture and computers is expensed as incurred.  There is no re-evaluation of useful life as most of the assets are short term in nature and the repairs or maintenance are in the normal course of the operating life of the asset.  Upon disposal of assets, the Company reduces the asset account and the accumulated depreciation account for the balances at that point in time.  The difference between the amounts received greater than the book value is recognized as a gain and if the amount is less than the book value is recognized as a loss.  Depreciation is not included in cost of goods sold.

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

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist  primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $110,000 and $60,000 as of March 31, 2010 and December 31, 2009, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three months ended March 31, 2010 and 2009, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company had net loss for the three months ended March 31, 2010 and net income for the three months ended March 31, 2009. The Company did not have any common stock equivalents issued or outstanding as of March 31, 2010 or for any other earlier period.  Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

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

Fair Value

In January 2008, the Company adopted the Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 825-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. At March 31, 2010 and December 31, 2009 the Company did not have any financial assets measured at fair value on a recurring basis.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

New Accounting Pronouncements

On February 24, 2010, Financial Accounting Standards Board  (“FASB”) the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s results of operations of financial condition.

In January 2010, the FASB issued FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, FASB to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

NOTE D – CONTRACT RECEIVABLES

Contract receivables consist of the followings:

	March 31, 2010	December 31, 2009
Contracts receivables	$3,250,537	$3,245,701
Retention receivables	580,349	664,350
Less: Allowance for doubtful Accts	(110,000)	(60,000)
	$3,720,886	$3,850,051

NOTE E – UNCOMPLETED CONTRACTS

At March 31, 2010 and December 31, 2009, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	March 31, 2010	December 31, 2009
Costs incurred to date on uncompleted contracts	$8,153,160	$19,169,775
Estimated earnings	1,176,529	3,422,931
	9,329,689	22,592,706
Less: billed revenue to date	(9,379,240)	(22,531,396)
Net	$(49,551)	$61,310

Costs and estimated earnings in excess of billings	$396,230	$306,073
Less: accruals on uncompleted contracts	(445,781)	(244,763)
Net	$(49,551)	$61,310

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2009 through March 31, 2010. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at January 1, 2009	$4,089,892
New contracts for the year ended December 31, 2009	23,556,981
Add: contract adjustments	1,672,307
Less: revenue for the year ended December 31, 2009	(18,609,920)
Backlog balance at December 31, 2009	$10,709,260
New contracts for the quarter ended March 31, 2010	2,454,515
Add: contract adjustments	373,413
Less: revenue for the quarter ended March 31, 2010	(4,109,946)
Backlog balance at March 31, 2010	$9,427,242

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2010 and December 31, 2009 consist of the followings:

	March 31, 2010	December 31, 2009
Vehicles	$196,948	$196,948
Leasehold improvements	232,629	232,629
Office equipments	215,792	215,792
Tools and other equipment	228,672	228,672
	874,041	874,041
Less: accumulated depreciation	(600,578)	(571,394)
Net Property and Equipment	$273,463	$302,647

Depreciation expense was $29,184 and $10,998 for the three months ended March 31, 2010 and 2009, respectively.

NOTE H – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets: Jones Fire non compete	$20,000	$(20,000)	$-	-	5.0
Total Amortized identifiable Intangible Assets	20,000	(20,000)	-		5.0
Total	$20,000	$(20,000)	$-	$-

Total identifiable intangible assets acquired and their carrying values at March 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)

Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets: Conesco backlog, customer lists	$283,979	$(228,761)	$55,218	$-	1.5
Total Amortized identifiable Intangible Assets	283,979	(228,761)	55,218		1.5
Goodwill - Conesco	331,075	-	331,075	-
Total	$615,054	$(228,761)	$386,293	$-

Total amortization expense charged to operations for the three months ended March 31, 2010 and 2009 was $47,330 and $25,625, respectively. Estimated amortization expense as of March 31, 2010 is as follows:

Period Ended December 31, 2010	$55,218
Total	$55,218

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $331,075 as a result of the acquisitions of Conesco, Inc. during the year ended December 31, 2009.   The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples to its competitors. At March 31, 2010, the Company has determined that the value of Conesco’s goodwill is fairly valued.

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

	Year Ended December 31, 2008
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$16,487,525	$1,016,187	$17,503,712
Net income (loss)	$6,578	$(123,681)	$(117,103)
Net loss per common share outstanding - basic & diluted	$.00	$.00	$(.01)
Weighted average common shares outstanding - basic & diluted	10,100,000		10,100,000

NOTE I – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at:

	March 31, 2010	December 31, 2009
Accounts payable	$3,372,694	$2,674,443
Accrued payroll and vacation	(7,999)	(16,343)
Accrued payroll taxes	63,851	74
Other liabilities	91,056	55,666
Total	$3,519,602	$2,713,840

NOTE J – BANK LINE OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $1,000,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N).  The line of credit bears interest at the Bank rate minus 0.5%, per annum, with interest due and payable monthly and expires on June 30, 2010.  The balance outstanding under the line of credit at March 31, 2010 and December 31, 2009 amounted to $1,000,000 and $900,000 respectively, leaving a balance available on the line of $0 and $100,000, respectively. The Company is required to maintain certain bank loan covenants.  At March 31, 2010 and December 31, 2009, the Company was not in compliance with certain bank loan covenants.

NOTE K – NOTES PAYABLE

Notes payable at March 31, 2010 and December 31, 2009 are as follows:
	March 31, 2010	December 31, 2009
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,133.99, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	$278,583	$312,009
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,785.24, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	193,519	205,083
Note payable to Bank, interest at 8.0% per annum; secured by substantially all of the Conesco assets; with monthly principal and interest payments of $3,766.86, due August, 2012. The Note is guaranteed by the Company’s principal stockholders.	103,152	110,373
Total note payable	575,254	627,465
Less: current portion	(216,728)	(213,394)
Notes payable – long term	$358,526	$414,071

Aggregate maturities of long-term debt as of March 31, 2010 are as follows:

Year ended	Amount
March 31, 2011	$216,728
March 31, 2012	217,791
March 31, 2013	98,732
March 31, 2014	42,003
Total	$575,254

NOTE L – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2010 and December 31, 2009, the Company had 18,074,852 shares of common stock issued and outstanding.  During the three months ended March 31, 2010, the Company recorded compensation cost of approximately $11,400 relating to shares issued during the year ended December 31, 2009 and vested during the quarter ended March 31, 2010, after adjustments for the termination and service changes etc.

NOTE M - RELATED PARTY TRANSACTIONS

Two primary stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the three months ended March 31, 2010 and 2009, the Company incurred and charged to operations $2,311 and $23,457, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at March 31, 2010 and December 31, 2009, respectively.

The entities are co-makers of a line of credit and a note payable and have pledged substantiality all of their assets to secure the line of credit (See Note J) and note payable (see Note K).

NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through November 2011.
The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through March 2013.

Future minimum lease payments for the above leases over the next four years are as follows:

2010	$268,608
2011	139,112
2012	16,495
2013	4,489
Total	$428,704

For the three months ended March 31, 2010 and 2009, rent expense was $40,332 and $40,837, respectively.  For the three months ended March 31, 2010 and 2009, vehicle lease expense was $55,444 and $75,024, respectively.

Litigation

The Company is not currently in any litigation.

Surety Bonds

A certain number of our construction projects require us to maintain a surety bond.  The bond surety company requires additional guarantees for issuance of the bonds.  The two officers (former owners) of Pro-Tech have both personally guaranteed these bonds.  There is currently not remuneration to the officers for these guarantees.

NOTE O – SEGMENT INFORMATION

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

Summarized financial information by line of business for the three months ended March 31, 2010 and 2009, as taken from the internal management system previously discussed, is listed below.

Revenue
	March 31, 2010	March 31, 2009
Fire Protection/Alarm & Detection	$1,563,000	$3,238,000
Telecommunications	1,245,000	712,000
Flooring	657,000	327,000
Electrical	645,000	128,000
Total	$4,110,000	$4,405,000

Gross Profit
	March 31, 2010	March 31, 2009
Fire Protection/Alarm & Detection	$553,000	$1,446,000
Telecommunications	258,000	219,000
Flooring	(158,000)	142,000
Electrical	(265,000)	6,000
Total	$388,000	$1,813,000

Operating Income (Loss)
	March 31, 2010	March 31, 2009
Fire Protection/Alarm & Detection	$(149,000)	$453,000
Telecommunications	139,000	130,000
Flooring	(278,000)	99,000
Electrical	(367,000)	(50,000)
Corporate	(440,000)	(427,000)
Total	$(1,095,000)	$205,000

Depreciation/Amortization
	March 31, 2010	March 31, 2009
Fire Protection/Alarm & Detection	$7,000	$7,000
Telecommunications	5,000	-
Flooring	1,000	-
Electrical	-	-
Corporate	64,000	30,000
Total	$77,000	$37,000

Interest
	March 31, 2010	March 31, 2009
Fire Protection/Alarm & Detection	$-	$-
Telecommunications	-	-
Flooring	5,000	5,000
Electrical	-	-
Corporate	34,000	17,000
Total	$39,000	$22,000

Assets	As of	As of
	March 31, 2010	December 31, 2009
Fire Protection/Alarm & Detection	$2,978,000	$2,435,000
Telecommunications	883,000	609,000
Flooring	787,000	1,059,000
Electrical	323,000	721,000
Corporate	453,000	758,000
TOTAL	$5,424,000	$5,582,000

Capital Expenditures	As of	As of
	March 31, 2010	December 31, 2009
Fire Protection/Alarm & Detection	$-	$11,000
Telecommunications	-	-
Flooring	-	-
Electrical	-	-
Corporate	-	11,000
TOTAL	$-	$11,000

NOTE P- MAJOR CUSTOMERS AND SUPPLIERS

The Company had one customer who accounted for $1,236,367 or 30% of the billings for the three months ended March 31, 2010 two customers who accounted for $1,168,954 or 27% of revenue for the three months ended March 31, 2009.

The Company had two vendors who accounted for $416,293 or 33% of the materials purchases for the three months ended March 31, 2010 and two vendors who accounted for $390,574 or 44% of material costs for the three months ended March 31, 2009.

NOTE Q – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $13,298 and $20,122, for the three months ended March 31, 2010 and 2009, respectively.

NOTE R - SUBSEQUENT EVENTS

NONE

Unless otherwise noted, references in this Form 10-Q to “Pro-Tech”, “we”, “us”, “our”, and the “Company” means Pro-Tech Industries, Inc., a Nevada corporation.  Our principal place of business is located at 8550 Younger Creek Drive #2, Sacramento, CA 95828.  Our telephone number is (916) 388-0255.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech Fire” or “Pro-Tech Fire Protection Systems”), and our company (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Pro-Tech Fire shareholders acquired ten million one hundred thousand (10,100,000) shares of our common stock, whereby Pro-Tech Fire would become a wholly owned subsidiary of our company.  The predecessor to our company was incorporated in the State of Nevada on April 4, 2007, and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers.  On May 8, 2009 at our annual meeting, the stockholders and board of directors approved and officially changed our name to Pro-Tech Industries, Inc.

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

Pro-Tech Electrical

Pro-Tech Electrical Services Division is a full service Electrical contractor providing reliable and quality workmanship throughout California. Our capacities are not limited to commercial and industrial project but, to a vast range of electrical construction projects.  Our primary bid focus has been in the areas of heavy commercial such as large distribution centers, commercial retail (shopping centers, etc.), and institutional work (schools, churches, etc.) Our Management strives to provide competitive pricing for the commercial and industrial bid market. We believe we furnish detailed and competitive pricing, value engineering options, and a team approach to our clients.  Pro-Tech Electrical provides the following services to commercial, government and other business enterprises:

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

Employees

We have approximately 66 full time employees including 13 executive and administrative staff, 4 in engineering, 7 in sales and marketing, with the balance working in the field as superintendants, foreman, journeyman or apprentices.

Recent Developments
None

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Revenues were $4,109,946 for the three months ended March 31, 2010, a decrease of $295,228, or 7%, from revenues of $4,405,174 for the three months ended March 31, 2009. This decrease was primarily the results of a slow economy and slower than expected growth of jobs in our Fire Life Safety division.

Fire Life Safety segment revenue for the three months ended March 31, 2010 and 2009 were approximately $1,563,000 or 35% and $3,238,000 or 73% of total revenue, respectively.  The decrease in revenue was due to a slow economy and slower than expected growth of jobs.  Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the three months ended March 31, 2010 and 2009 was approximately $1,245,000 or 30% and $712,000 or 16% of total revenue, respectively.  The increase in revenue was due to organic revenue growth.

Specialty construction segment revenue for the three months ended March 31, 2010 and 2009 was approximately $657,000 or 16% and $327,000 or 7% of total revenue, respectively.  The increase in revenue was due to organic growth.

Electrical segment revenue for the three months ended March 31, 2010 and 2009 was approximately $645,000 or 16% and $129,000 or 3% of total revenue, respectively.  The increase in revenue was due primarily to organic growth.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs.  Our cost of revenue was $3,724,156 or 91% of revenue for the three months ended March 31, 2010, compared to $2,592,027 or 59% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in the percentage of cost of sales during the three months ended March 31, 2010. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and cost overruns incurred by our Electrical and Specialty segments.   The multi-segment history of our company is rather limited since this is only the 5th quarter with all of our segments up in operation. The historical trend of the last five quarters has ranged from approximately 59% to 91%.  The cost of revenue percentage is expected to vary depending on our mix of project revenue and segment revenue.  Our management contends that the completion of the “overrun” jobs in the Electrical and Specialty segments will allow us to get our margins back in line with management’s expectations.  These areas will continue to be monitored closely going forward, as will all of our segments.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended March 31, 2010 and 2009 was approximately $1,010,000 and 65% and $1,792,000 and 55%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended March 31, 2010.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and the more competitive bid environment reducing the margins available on work won.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended March 31, 2010 and 2009 was approximately $987,000 and 79% and $493,000 and 69%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the three months ended March 31, 2010.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended March 31, 2010 and 2009 was approximately $815,000 and 124% and $185,000 and 57%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended March 31, 2010. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and certain cost overruns.  Management of the Specialty segment is actively seeking change orders and reviewing certain costs for overcharges in relation to these costs.  Management believes that all costs have been accounted for and anticipates that closer monitoring of the jobs will facilitate eliminating, removing or decreasing overrun potential from future jobs.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended March 31, 2010 and 2009 was approximately $910,000 and 141% and $122,000 and 95%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the three months ended March 31, 2010. The increase as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.  This segment had issues with cost overruns on its four primary jobs started in the fourth quarter of 2009.  These overruns continued into the first quarter of 2010.  Management has significantly reduced overhead and other costs and is reviewing the viability of and/or direction to take with this segment to insure that it can contribute to the overall success of our company.

Selling, general and administrative

Selling, general and administrative expenses were $1,403,193 for the three months ended March 31, 2010 compared to $1,571,857 for the three months ended March 31, 2009. The selling, general and administrative cost related to revenues decreased to 34% for three months ended March 31, 2010 as compared to 36% for the three months ended March 31, 2009, despite having a smaller revenue base in 2010.  Current year costs drop to 32% if compared to 2009 revenue.

The decrease is primarily a result of a decrease in legal and accounting expense of approximately $120,000 due to defense of the union and bank lawsuits, for which the union suit has been settled and decrease in accounting fees associated with review and reporting requirements.  We had not previously had audits or reviews done for our quarterly results, causing the reviews of 2009 to add costs.  The remainder of the decrease was primarily attributable to salaries and benefits of reduced staffing.

Management continues to monitor costs in these difficult economic times in order to remove unnecessary overhead.

Depreciation and amortization

Depreciation and amortization expense increased to $76,514 for the three months ended March 31, 2010 compared to $36,623 in the three months ended March 31, 2009.  The increase came primarily from the intangible amortization related to the Conesco purchase, which was initially set up as a sixty month amortization, but was changed to eighteen months after review and analysis by an independent third party.  This amortization will finalize in August 2010.

Interest

Net interest expense increased to $39,190 for the three months ended March 31, 2010 compared to $22,020 for the three months ended March 31, 2009. This increase was primarily due to the full use of the line of credit for working capital purposes as well as new term loans from the bank for Conesco in June 2009.

Income Tax

Income tax benefit increased to $80,490 for the three months ended March 31, 2010 from an expense of $60,316 for the three months ended March 31, 2009. This is approximately a $141,000 higher benefit due mainly to the movement of the section 481a adjustment of $424,814 from deferred status at March 31, 2009 to current at March 31, 2010.  This is offset by the current loss incurred in the three months ended March 31, 2010, which eliminates any potential deferred tax asset.

Liquidity and Capital Resources

Liquidity:

For the three months ended March 31, 2010, we experienced a net loss of $1,052,617.  At March 31, 2010, we had $152,210 in cash.  Accounts receivable, net of allowances for doubtful accounts, were $3,720,887 at March 31, 2010 which at approximately 78% of current assets is comparable to the 80% it represented at December 31, 2009.

At March 31, 2010, we had negative working capital of $428,279, compared to working capital of $591,968 at December 31, 2009. The ratio of current assets to current liabilities decreased to (.92):1 at March 31, 2010 compared to 1.14:1 at December 31, 2009.  Cash flow used by operations during the three months ended March 31, 2010 was $64,736 as compared to cash used by operations of $206,210 for the three months ended March 31, 2009. Management anticipates, but can provide no assurances, that that our existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at March 31, 2010 included cash of $152,210 and $3,720,887 of net accounts receivable. Our management believes, but can provide no assurances, that that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the three months ended March 31, 2010, we used net cash of $64,736 in our operating activities, primarily as a result of our net loss of $1,052,617, an increase in costs in excess of billings of $90,157, a decrease in deferred tax liabilities of $80,490 and decrease in accrual for loss against uncompleted contracts of $90,514, primarily offset by increase in billing in excess of cost of $201,018, depreciation and amortization of $76,514, bad debt allowance and write offs of $85,314 and by increase in accounts payable of $809,096.  By comparison, net cash used in operating activities was $206,210 for the three months ended March 31, 2009.

There was no investing activity during the three months ended March 31, 2010.  The investing activity during 2009 consisted of the purchase of computers and equipment of approximately $10,520.  This was offset by cash of $9,043 acquired in the Conesco acquisition.

Financing activity for 2010 consisted of payments on long term debt obligations of $55,544 offset by line of credit borrowings of $100,000.  This was all in the normal course of business and note terms.  For 2009, financing activity consisted of payments on long term debt obligations of $45,205 offset by line of credit borrowings of $181,227.  This increase in 2010 of principal payments was primarily due to the addition of the Conesco note payable.

With recent cuts in corporate and selling, general and administrative costs, management anticipates, but can provide no assurances, that our cash flow will be positive for the remainder of 2010.

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at March 31, 2010 was $1,000,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility or find other funding sources to increase the facility to $1.5 million in the future.  Our management believes an increased line of credit facility would help to provide adequate liquidity and financial flexibility to support our expected growth beginning in the second quarter of 2010 and beyond.

The facility contains customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement. Non-compliance with any of these ratios or a violation of other covenants could result in an event of default and reduce availability under the facility. We are currently not in compliance with our covenants, but have full availability under the facility.

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

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013.  The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held.  The current balances at March 31, 2010 on these two notes are $278,583 and $193,519, respectively.

In June 2009, Conesco’s bank termed out its line of credit, into a three year note.  The note is for $120,000 and is due in full in July 2012.  The note carries interest of 8%.  At March 31, 2010, the outstanding balance on this note was $103,152.

Critical Accounting Estimates and Recently Issued Accounting Standards

Please refer to Note C to the financial statements.

Inflation

In the opinion of management, inflation will not have an impact on our company’s financial condition and results of its operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, we were required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, furnish a report by our management on our internal control over financial reporting. There also can be no assurance that our auditors will be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting beginning with out annual report on Form 10-K for our fiscal period ending December 31, 2010. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no unregistered sales of securities during the three months ended March 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  REMOVED AND RESERVED

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

Registrant	Pro-Tech Industries, Inc.
Date: May 24, 2010	By:	/s/ Donald Gordon

Donald Gordon
Chief Executive Officer

Registrant	Pro-Tech Industries, Inc.
Date: May 24, 2010	By:	/s/ Michael Walsh

Michael Walsh
Chief Financial Officer (Principal Financial Officer)