Form 10-Q
period 2010-06-30
Pro-Tech Industries, Inc.
filed 2010-08-16
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common stock, $0.001 par value	18,532,808

PRO-TECH INDUSTRIES, INC.

INDEX TO FORM 10-Q FILING
June 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification	35-36

Exhibit 32 – Sarbanes-Oxley Act	37-38

PART I FINANCIAL INFORMATION

Item 1.	Interim Unaudited Condensed Consolidated Financial Statements and Notes to Interim Unaudited Condensed Consolidated Financial Statements

Pro-Tech Industries, Inc.

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	4
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	5
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009	6-7
Notes to Unaudited Condensed Consolidated Financial Statements	8 ~20

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$551,615	$186,894
Contract receivable, net of allowance for doubtful accounts as of June 30, 2010 and December 31, 2009, of $100,000 and $50,000, respectively	2,620,959	2,659,979
Costs and estimated earnings in excess of billings	322,976	123,185
Note receivable – related party	-	77,000
Inventory	188,014	200,238
Other current assets	321,668	154,386
Discontinued operations	1,234,446	1,433,283
Total current assets	5,239,678	4,834,965

Property plant and equipment, net	245,479	298,141

Other Assets:
Intangibles, net of accumulated amortization as of June 30, 2010 and December 31, 2009, of $276,091 and $181,431, respectively	7,888	102,548
Goodwill	331,075	331,075
Deposits	10,856	10,856
Discontinued Operations	3,252	4,509
Total assets	$5,838,228	$5,582,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,778,930	$2,249,449
Notes payable – current portion	233,809	184,512
Accruals on uncompleted contracts	223,559	197,514
Reserve for loss on uncompleted contracts	-	87,431
Line of credit	1,000,000	900,000
Warrant and derivative liability	249,884	-
Discontinued operations	667,049	579,094
Total current liabilities	5,153,231	4,243,000

Long -Term Liabilities:
Notes payable- others – long term portion	235,132	332,580
Discontinued Operations	67,050	81,491
Total Long Term Liabilities	302,182	414,071

Series A 10% convertible redeemable preferred stock, no par value, 40,000 shares authorized; 23,000 and 0 issued and outstanding, (net) at June 30, 2010 and December 31, 2009, respectively	226,387	-

Stockholders’ Equity:
Preferred stock, undesignated, no par value; 1,960,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,532,808 and 18,593,880 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	18,533	18,594
Paid in capital	1,404,374	1,421,467
Accumulated deficit	(1,266,479)	(515,038)
Total stockholders’ equity	156,428	925,023

Total liabilities and stockholders’ equity	$5,838,228	$5,582,094

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net revenue	$3,707,399	$3,597,993	$7,159,939	$7,632,638
Cost of sales	2,132,062	2,332,862	5,041,027	4,678,465
Gross profit	1,575,337	1,265,131	2,118,912	2,954,174

Operating Expenses:
Depreciation and amortization (Note G & H)	97,120	42,507	173,007	79,130
Selling, general and administrative	1,149,096	1,663,455	2,424,933	3,227,361
Total Operating Expenses	1,246,216	1,705,962	2,597,940	3,306,491

Income (Loss) from Operations	329,121	(440,831)	(479,028)	(352,317)

Other Income (Expense):
Gain on change in fair value of derivative liability	203,827	-	203,827	-
Interest expense, net	(22,941)	(28,543)	(56,678)	(46,060)
Total Other Income (Expense)	180,886	(28,543)	147,149	(46,060)

Income (loss) income before income taxes	510,007	(469,374)	(331,879)	(398,377)

Income tax benefit (expense)	-	89,792	80,490	29,476

Income(loss) from continuing operations	510,007	(379,582)	(251,389)	(368,901)

Income(loss) from discontinued operations	(196,962)	154,519	(488,182)	266,168

Net Income(Loss)	313,045	(225,063)	(739,571)	(102,733)

Preferred stock dividends and amortized discount	105,098	-	105,098	-

Net Income(loss) attributable to common shareholders	$207,947	$(225,063)	$(844,669)	$(102,733)

Net income (loss) per share from continuing operations:
Basic	$0.03	$(0.02)	$(0.01)	$(0.02)
Diluted	0.02	(0.02)	(0.01)	(0.02)
Net income (loss) per share:
Basic	$0.02	$(0.01)	$(0.04)	$(0.01)
Diluted	0.01	(0.01)	(0.04)	(0.01)
Net income (loss) per share attributable to common shareholder:
Basic	$0.01	$(0.01)	$(0.05)	$(0.01)
Diluted	0.01	(0.01)	(0.05)	(0.01)
Weighted average common shares outstanding (Note A)	18,473,871	17,772,107	18,382,232	17,486,713

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss) from operations	$(739,571)	$(102,733)
Income (loss) from discontinued operations	(488,182)	266,168
Income (loss) from continuing operations	(251,389)	(368,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151,689	79,130
Amortization of deferred financing costs	21,318	-
Bad debt write off	47,664	35,512
Accrual for bad debt allowance	50,000	(76,000)
Change in fair value of warrant liability and reset derivative	(203,827)	-
Amortization of deferred compensation	24,200	72,750
Accruals (reversal) of loss against uncompleted contracts	(87,431)	(20,995)
Deferred tax liability (asset)	(80,490)	(63,780)
(Increase) decrease in:
Contract receivable	(58,644)	838,603
Inventory	12,225	-
Other current assets, net	(59,726)	131,341
Costs and estimated earnings in excess of billings	(199,791)	53,856
Billings in excess of costs and estimated earnings	26,045	(466,275)
Increase (decrease) in:
Accounts payable and accrued expenses, net	571,768	(311,845)
Net Cash Used in Continuing Operating Activities	(36,387)	(96,604)
Net Cash Used in Discontinued Operating Activities	(200,133)	(106,822)
Net Cash Used in Operating Activities	(236,520)	(203,426)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,367)	(12,820)
Net Cash Used In Continuing Investing Activities	(4,367)	(12,820)
Net Cash Provided by Discontinued Investing Activities	-	9,043
Net Cash Used In Continuing Investing Activities	(4,367)	(3,777)

Cash Flows From Financing Activities:
Proceeds from short term borrowings	42,500	-
Proceeds from sale of convertible redeemable preferred stock	575,000	-
Payments of long term debt	(97,448)	(124,759)
Proceeds from line of credit	100,000	294,500
Net Cash Provided by Continuing Financing Activities	620,052	169,741
Net Cash Provided by Discontinued Financing Activities	(14,441)	(38,790)
Net Cash Provided by Financing Activities	605,611	130,952

Net increase (decrease) in Cash And Cash Equivalents	364,721	(76,251)

Cash and cash equivalents at beginning of period	186,894	86,895
Cash and cash equivalents at the end of period	$551,615	$10,645

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(continued)

	Six months ended June 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$56,678	$46,060
Cash paid during period for taxes	$-	$-

Non-cash Investing and Financing Activities:
Acquisition:
Current assets acquired	$-	$338,435
Equipment and other assets acquired	-	6,505
Intangible assets acquired	-	615,054
Liabilities assumed	-	(578,994)
Shares issued as consideration	$-	$381,000

Fair value of warrants issued with series A redeemable preferred stock	$204,786	$-
Beneficial conversion feature of series A redeemable preferred stock	$453,711	$-
Preferred stock dividend – non-cash	$11,870	$-
Amortization of BCF transferred to additional paid in capital	$93,228	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

The Company was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December 31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”).  On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the Company Articles of Incorporation on May 11, 2009.  The Company is now known as Pro-Tech Industries, Inc. and the new ticker symbol is PTCK.

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

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement.  The final terms of the definitive agreement are in the process of being finalized and management projects the completion of the sale on or about August 31, 2010.  The letter of intent is non-binding and either side may terminate with written notice. These unaudited condensed consolidated financial statements include disclosure of the results of operations for Conesco, for all periods presented, as discontinued operations.

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

On July 31, 2010, the Company has entered into a letter of intent with the former owner of Conesco, Inc. to buy all of the outstanding shares of Conesco (see footnote U below).  The accompanying unaudited condensed consolidated financial statements include the historical financial condition, results of operations and cash flows of Pro-Tech showing Conesco as a discontinued operation.

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

Inventory

The Company maintains an inventory which primarily consists of small parts such as sprinkler heads, gaskets, pipe joints, junction boxes, outlets, etc. which comes from closed jobs or economical buying opportunities.  They get used for repair work or filler when jobs run short. The inventory on hand was $188,014 and $200,238 at June 30, 2010 and December 31, 2009, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $13,541 and $17,548, of advertising costs for the six months ended June 30, 2010 and 2009, respectively.

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

Long-Lived Assets

The Company has adopted ASC 360-10-15-3 “Impairment of Disposal of long-lived Assets”. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should any impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $100,000 and $50,000 as of June 30, 2010 and December 31, 2009, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and six months ended June 30, 2010 and 2009, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company reported a net loss for the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of June 30, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.  Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended June 30, 2010:

Three Months Ended
June 30, 2010

Net income from continuing operations used in computing basic net income	$510,007

Less: Gain on derivative/warrant liability marked to fair value	(203,827)

Net loss from continuing operations in computing diluted net loss per share:	$306,180

The weighted  average shares  outstanding  used in the basic net income per share  computations for the three months ended June 30, 2010 was 18,473,871. In determining  the number of shares used in computing  diluted loss per share, the Company added approximately  1,725,000 potentially dilutive securities for the three months ended June 30, 2010. The  potentially  dilutive  securities added  were  mostly  attributable  to  the  warrants,  and  convertible preferred shares  outstanding.  As a result, the diluted income per share for the three months ended June 30, 2010 was $0.02.

Derivative financial instruments

On October 1, 2001, the Company adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the three month period ended June 30, 2010 and 2009.

The Company uses derivative financial instruments for trading purposes also. Credit risk related to the derivative financial instrument is managed by periodic settlements. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

Effect of Related Prospective Accounting Pronouncement

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging,; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009.  The Company’s Series A (convertible) Preferred Stock has certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if the Company issues equity at a price less than the conversion price.  Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock.

Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision of $453,711 at April 15, 2010 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 4.00%, expected volatility of 176.1%, and expected life of 1 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $453,711 and a reduction to series A convertible redeemable preferred stock.  Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $249,884 at June 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	176.1%
Risk free rate:	4.00%

The change in fair value of the reset derivative and warrant liability resulted in a current period non operating charge to operations of $203,827.

Stock Based Compensation

The Company adopted the fair value recognition provisions Accounting Standard Codification sub-topic 718-10 (ASC 718-10) Compensation, to account for compensation costs under our stock option plans. In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date or earlier period. The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Fair Value

In January 2008, the Company adopted the Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 825-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company did have financial assets measured at fair value on a recurring basis refer note T.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

New Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 Technical Corrections to Various Topics (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements  (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation  (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification  (“2010-02”) an update of ASC 810  Consolidation . 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force  (“2010-03”) an update of ASC 505  Equity . 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

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

NOTE D – CONTRACT RECEIVABLES

Contract receivables at June 30, 2010 and December 31, 2009 consist of the followings:

	June 30, 2010	December 31, 2009
Contracts receivables	$2,277,794	$2,396,783
Retention receivables	443,165	313,196
Allowance for doubtful accounts	(100,000)	(50,000)

	$2,620,959	$2,659,979

NOTE E – UNCOMPLETED CONTRACTS

At June 30, 2010 and December 31, 2009, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	June 30, 2010	December 31, 2009
Costs incurred to date on uncompleted contracts	$5,304,567	$16,495,273
Estimated earnings	789,902	2,760,852
	6,094,469	19,256,125
Less: billed revenue to date	5,995,052	19,330,455
Under (over) billings, net	$99,417	$(74,329)

Costs and estimated earnings in excess of billings	$322,976	$123,185
Less: accruals on uncompleted contracts	(223,559)	(197,514)
Under (over) billings, net	$99,417	$(74,329)

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2009 through June 30, 2010. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun. The Conesco figure are not included in below table refer note A and note U.

Backlog balance at January 1, 2009	$4,089,892
New contracts for the six months ended June 30, 2009	5,522,483
Add: contract adjustments	83,245
Less: revenue for the six months ended June 30, 2009	(7,632,638)
Backlog balance at June 30, 2009	$2,062,982

Backlog balance at January 1, 2010	$8,324,093
New contracts for the six months ended June 30, 2010	3,553,470
Add: contract adjustments	235,367
Less: revenue for the six months ended June 30, 2010	(7,159,939)
Backlog balance at June 30, 2010	$4,952,991

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2010 and December 31, 2009 consist of the followings:

	June 30, 2010	December 31, 2009
Vehicles	$196,948	$196,949
Leasehold improvements	237,013	232,628
Office equipments	208,279	208,279
Tools and other equipment	228,672	228,672
	870,912	866,528
Less: accumulated depreciation	625,433	568,387
Net Property and Equipment	$245,479	$298,141

Depreciation expense was $57,029 and $22,755 for the six months ended June 30, 2010 and 2009, respectively and $28,472 and $11,757 for the three months ended June 30, 2010 and 2009, respectively.

NOTE H – – INTANGIBLE ASSETS AND GOODWILL

Intangibles consist of a non-compete agreement and the customer list.

The following summarizes intangible assets at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Goodwill	$331,075	$331,075
Intangibles: Customer List	283,979	283,979
Less: accumulated amortization	276,091	181,431
Net Intangibles	$338,963	$433,623

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

In accordance with Accounting Standards Codification 805-10, Business Combinations (ASC 805-10), the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates.  The Company plans to utilize a valuation specialist to re-estimate these values in the near future and accordingly, these value estimates may change in the near future.  The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$338,435
Equipment and other assets	6,505
Intangible assets	615,054
Liabilities	(578,994)
Total purchase price	$381,000

Intangibles of $615,054 represented the excess of the purchase price over the fair value of the net tangible assets acquired.  The Company will amortize the intangibles over 5 years and will review the value of the intangibles to account for any possible impairment as per guidance in ASC 350 during the twelve months ended December 31, 2009 and beyond until the value of the asset is deemed impaired. Also refer to note U for discontinued operating relating to Conesco.

NOTE I – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accounts payable	$2,555,161	$2,170,134
Accrued payroll and vacation	21,171	(11,915)
Accrued payroll taxes	63,457	74
Other liabilities	139,141	55,666
Total	$2,778,930	$2,213,959

NOTE J – BANK LINES OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $1,000,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders.  In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note O).  The line of credit bears interest at the Bank rate minus 0.5%, per annum, with interest due and payable monthly and expires on June 30, 2010.  The balance outstanding under the line of credit at June 30, 2010 and December 31, 2009 amounted to $1,000,000 and $900,000 respectively, leaving a balance available on the line of $0 and $100,000, respectively. The Company is required to maintain certain bank loan covenants.  At June 30, 2010 and December 31, 2009, the Company was not in compliance with certain bank loan covenants.  The Company received a 60 day extension on the line of credit as paperwork is updated for renewal of the line.

NOTE K – NOTES PAYABLE

Notes payable at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,133.99, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note O).	$244,612	$312,009
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,785.24, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note O).	181,829	205,083
Note payable to three individuals, interest at 9.0% per annum, the Notes Unsecured, with principal and interest due on or about June 30, 2010	42,500	—
Total notes payable	468,941	517,092
Less: current portion	233,809	184,512
Notes payable – long term	$235,132	$332,580

Aggregate maturities of long-term debt as of June 30, 2010 are as follows:

Year ended	Amount
June 30, 2011	$233,809
June 30, 2012	152,846
June 30, 2013	54,090
June 30, 2014	28,196
Total	$468,941

NOTE L – PREFERRED STOCK

We have designated 40,000 shares of preferred stock as Series A convertible redeemable preferred stock no par value, which may be issued in one or more sub-series, and have authorized the issuance of 23,000 shares of Series A convertible redeemable preferred stock. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $0.50 per share, subject to adjustment for customary anti-dilution provisions. Holder may redeem the Series A Preferred Stock partially or in full at the purchase price subject to the holder’s conversion rights or redemption rights. The Series A Preferred Stock accrues dividends at an annual rate of 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

During April 2010, we sold 23,000 shares in a private placement at a price of $25 per share.  The total purchase price was $575,000 and the proceeds to our company, net of commissions paid to our investment advisor, were approximately $523,125.  The investors received $287,500 in warrants to purchase common stock. Each warrant is exercisable for a period of five years, with an exercise price of $0.50.  Since the Series A convertible redeemable preferred stock may ultimately be redeemed at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2010.

In July 2010, the Company amended the purchase and warrant agreement to amend the strike price on the warrants from $0.50 to $0.35 per share.  All other terms remained the same.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments “,  a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $204,786 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $453,710 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 176.1%, (3) weighted average risk-free interest rate of 4%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $453,710, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period of one year (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). The charge to additional paid in capital for 2010 was $93,228.

NOTE M – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of June 30, 2010 and December 31, 2009, the Company had 18,532,808 and 18,593,880 shares of common stock issued and outstanding respectively.  During the six months ended June 30, 2010, the Company recorded compensation cost of approximately $24,200 relating to shares issued during the year ended December 31, 2009 and vested during the quarter ended March 31, 2010, after adjustments for the termination and service changes etc.

In April 2010, the Company sold 23,000 shares of Series A 10% Redeemable Convertible Preferred Stock, no par value, for $575,000 to two accredited investors.  The investors also received 575,000 warrants to purchase shares of common stock at $0.50 per share.  The warrants expire five years from date of issuance, April 2015.

NOTE N – WARRANTS

Transactions involving our warrant issuances are summarized as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	-	$-	-	$-
Granted during the period	575,000	0.50	-	-
Exercised during the period	-	-	-	-
Terminated during the period	-	-	-	-
Outstanding at end of the period	575,000	$0.50	-	$-
Exercisable at end of the period	575,000	$0.50	-	$-

The number and weighted average exercise prices of our options and warrants outstanding as of June 30, 2010 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.50	575,000	4.75	$0.50

NOTE O - RELATED PARTY TRANSACTIONS

Two primary stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the three months ended June 30, 2010 and 2009, the Company incurred and charged to operations $1,848 and $24,502, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at June 30, 2010 and December 31, 2009, respectively.

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

Future minimum lease payments for the above leases over the next four years are as follows:

Amount
2011	$237,688
2012	93,269
2013	12,133
2014	2,993
Total	$346,083

For the six month ended June 30, 2010 and 2009, rent expense was $89,630 and $64,164, respectively.  For the six months ended June 30, 2010 and 2009, vehicle lease expense was $94,419 and $97,478, respectively.

Litigation

The Company is not currently in any litigation.

NOTE Q – SEGMENT INFORMATION

The Company is managed by specific lines of business including fire protection and alarm and detection, electrical, telecommunications and flooring. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status are reported at the Meltdown parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company’s management relies on the internal management system to provide sales and cost information by line of business (refer to note A and note U).

Summarized financial information by line of business for the six months ended June 30, 2010 and 2009, as taken from the internal management system previously discussed, is listed below. Information for the six months ended June 30, 2009 does not include any data from electrical, telecommunications or flooring, as those acquisitions/startups were not completed by those dates.

	Three months ended		Six months ended
Revenue	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fire Protection/Alarm & Detection	$2,790,000	$2,203,000	$4,352,000	$5,398,000
Telecommunications	742,000	1,313,000	1,987,000	2,025,000
Electrical	176,000	82,000	821,000	210,000
Total	$3,708,000	$3,598,000	$7,160,000	$7,633,000

	Three months ended		Six months ended
Gross Profit	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fire Protection/Alarm & Detection	$1,355,000	$998,000	$1,906,000	$2,446,000
Telecommunications	113,000	286,000	371,000	550,000
Electrical	107,000	(19,000)	(158,000)	(42,000)
Total	$1,575,000	$1,265,000	$2,119,000	$2,954,000

	Three months ended		Six months ended
Operating Income (Loss)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fire Protection/Alarm & Detection	$767,000	$256,000	$603,000	$708,000
Telecommunications	42,000	110,000	182,000	239,000
Electrical	63,000	(65,000)	(305,000)	(115,000)
Corporate	(543,000)	(742,000)	(959,000)	(1,184,000)
Total	$329,000	$(441,000)	$(479,000)	$(352,000)

	Three months ended		Six months ended
Depreciation/Amortization	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fire Protection/Alarm & Detection	$7,000	$7,000	$14,000	$14,000
Telecommunications	5,000	-	9,000	-
Electrical	-	-	-	-
Corporate	85,000	36,000	150,000	65,000
Total	$97,000	$43,000	$173,000	$79,000

	Three months ended		Six months ended
Interest (Income)Expense	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fire Protection/Alarm & Detection	$(3,000)	$-	$(3,000)	$-
Telecommunications	-	-	-	-
Electrical	-	-	-	-
Corporate	(178,000)	29,000	(144,000)	46,000
Total	$(181,000)	$29,000	$(147,000)	$46,000

Assets	June 30, 2010	December 31, 2009
Fire Protection/Alarm & Detection	$2,516,000	$2,435,000
Telecommunications	458,000	609,000
Electrical	133,000	721,000
Corporate	1,494,000	758,000
Discontinued Operations	1,237,000	1,059,000
TOTAL	$5,838,000	$5,582,000

Capital Expenditures	June 30, 2010	June 30, 2009
Fire Protection/Alarm & Detection	$-	$13,900
Telecommunications	-	-
Electrical	-	-
Corporate	4,367	-
TOTAL	$4,367	$13,900

NOTE R - MAJOR CUSTOMERS AND SUPPLIERS

The Company had two customers accounting for 41% of the total revenue for the six months ended June 30, 2010 and two customers which accounted for 26% of the total revenue for the six months ended June 30, 2009.  The Company had two customers accounting for 35% of the total revenue for the three months ended June 30, 2010 and two jobs which accounted for 46% of the total revenue for the three months ended June 30, 2009.  The Company often has multiple jobs running under some customers, but the jobs will have different owners and therefore should not necessarily be considered one customer from the standpoint of concentration of risk.

Purchases from the Company’s two major vendors accounted for 57% of materials purchases for the six months ended June 30, 2010 and were approximately 46% for the six months ended June 30, 2009.   Purchases from the Company’s two major vendors accounted for 85% of purchases for the three months ended June 30, 2010 and were approximately 36% for the three months ended June 30, 2009.  There are multiple vendors available to get materials and the Company does not run a risk of shortage due to the loss of any of the vendors.

NOTE S – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant’s elective deferral up to 3% of their annual gross income. The Company’s expense for the plan was $13,407 and $40,251, for the six months ended June 30, 2010 and 2008, respectively.  In April 2010, the Company suspended the matching portion of the 401(k) plan.

NOTE T — FAIR VALUE

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	(133,658)	-	-	(133,658)
Reset derivative	(116,226)	-	-	(116,226)
Total	$(249,884)	$-	$-	$(249,884)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2010:

 Three Months Ended  June 30, 2010

	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$-	$-
Total (gains) losses
Warrants issued with Redeemable Preferred Series A	204,786	-
Convertible Redeemable Preferred Series A		248,924
Mark-to-market at June 30, 2010:
- Series A Preferred Stock Reset Derivative		(132,698)
- Warrants issued with Convertible Redeemable Preferred Series A	(71,128)
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2010	$133,658	$116,225

Total gain for the period included in earnings relating to the liabilities held at June 30, 2010	$71,128	$132,698

NOTE U - SUBSEQUENT EVENTS

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement.  The final terms of the definitive agreement are in the process of being finalized and management projects the completion of project to complete the sale on or about August 31, 2010.  The letter of intent is non-binding and either side may terminate with written notice.

In July the Company entered into an amendment of the Series A Puchase agreement to change the strike price on the conversion and warrant shares from $0.50 to $0.35.  This price reset will increase the number of warrants for the financing from 575,000 to 821,427 common shares available to purchase.  No other terms of the agreement were changed.

Subsequent events have been evaluated through August 16, 2010, a date that the financial statements were issued.  All appropriate subsequent event disclosures, if any have been made in notes to our unaudited condensed consolidated financial statements.

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

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech Fire” or “Pro-Tech Fire Protection Systems”), and our company (the “Agreement”), whereby pursuant to the terms and conditions of that Agreement, Pro-Tech Fire shareholders acquired ten million one hundred thousand (10,100,000) shares of our common stock, whereby Pro-Tech Fire would become a wholly owned subsidiary of our company.  The predecessor to our company was incorporated in the State of Nevada on April 4, 2007, and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers.  On May 8, 2009 at our annual meeting, the stockholders and board of directors approved and officially changed our name to Pro-Tech Industries, Inc.

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

We differentiate ourselves through our commitment to the highest degree of structure, efficiency and quality practices.  We are experts at providing solutions that precisely fit our client’s needs. We do not manufacture equipment and are vendor agnostic when providing equipment solutions (i.e. we will install customer or vendor owned/provided equipment). Our mission is to provide cost-effective, high quality services and solutions to enhance the competitive position of our clients, using creative and innovative approaches.

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

Employees

We have approximately 66 full time employees including 11 executive and administrative staff, 4 in engineering, 7 in sales and marketing, with the balance working in the field as superintendants, foreman, journeyman or apprentices.

Recent Developments

On July 31, 2010, we entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement. The final terms of the definitive agreement are in the process of being finalized and management projects the completion of the sale on or about August 31, 2010. The letter of intent is non-binding and either side may terminate with written notice.

Results of Operations

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009

Revenue

Revenues were $7,159,939 for the six months ended June 30, 2010, a decrease of $472,699, or 6.2%, from revenues of $7,632,638 for the six months ended June 30, 2009. This decrease was primarily the results of a slow economy and slower than expected growth of jobs in our Fire Life Safety division.

Fire Life Safety segment revenue for the six months ended June 30, 2010 and 2009 were approximately $4,352,000 or 61% and $5,398,000 or 71% of total revenue, respectively.  The decrease in revenue was due to a slow economy and slower than expected growth of jobs.  Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the six months ended June 30, 2010 and 2009 was approximately $1,987,000 or 28% and $2,025,000 or 27% of total revenue, respectively.  The revenue in this segment was relatively flat.  The Company is reviewing how to gain traction into areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable.  Management is exploring the means to leverage these opportunities and relationships in these trying times.

Electrical segment revenue for the six months ended June 30, 2010 and 2009 was approximately $821,000 or 11% and $210,000 or 3% of total revenue, respectively.  The increase in revenue was due primarily organic growth and recognition of revenue from over billings, under billings and the accrual for losses on projects projected at December 31, 2009.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs.  Our cost of revenue was $5,041,027 or 70% of revenue for the six months ended June 30, 2010, compared to $4,678,465 or 61% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in the percentage of cost of sales during the six months ended June 30, 2010. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and cost overruns incurred by our Electrical.   The multi-segment history of our company is rather limited since this is only the 6th quarter with all of our segments up in operation. The historical trend of the last five quarters has ranged from approximately 59% to 91%.  The cost of revenue percentage is expected to vary depending on our mix of project revenue and segment revenue.  Our management contends that the completion of the “overrun” jobs in the Electrical will allow us to get our margins back in line with management’s expectations.  These areas will continue to be monitored closely going forward, as will all of our segments.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended June 30, 2010 and 2009 was approximately $2,446,000 and 56% and $2,952,000 and 55%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the six months ended June 30, 2010.  This minor change in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and the more competitive bid environment reducing the margins available on work won.

Telecommunication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended June 30, 2010 and 2009 was approximately $1,616,000 and 81% and $1,475,000 and 73%, respectively.   This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations, plus the cost of initial expansion into additional segments of the telecommunications market.  Management believes, but cannot guarantee, that some of these costs should be better leveraged as this area of telecommunications grows.

Electrical segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended June 30, 2010 and 2009 was approximately $979,000 and 119% and $252,000 and 120%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the six months ended June 30, 2010.  This segment had issues with cost overruns on its four primary jobs started in the fourth quarter of 2009.  These overruns continued into the first quarter of 2010.  Management believes it has significantly reduced overhead and other costs and is reviewing the viability of and/or direction to take with this segment to insure that it can contribute to the overall success of our company.

Selling, general and administrative

Selling, general and administrative expenses were $2,424,932 for the six months ended June 30, 2010 compared to $3,227,361 for the six months ended June 30, 2009. The selling, general and administrative cost related to revenues decreased to 33.9% for six months ended June 30, 2010 as compared to 42.3% for the six months ended June 30, 2009, despite having a smaller revenue base in 2010.

The decrease is primarily a result of a decrease in legal and accounting expense of approximately $120,000 due to defense of the union and bank lawsuits, for which the union suit has been settled and decrease in accounting fees associated with review and reporting requirements.  We had not previously had audits or reviews done for our quarterly results, causing the reviews of 2009 to add costs.  The remainder of the decrease was primarily attributable to salaries and benefits of reduced staffing levels.

Depreciation and amortization

Depreciation and amortization expense increased to $173,007 for the six months ended June 30, 2010 compared to $79,130 in the six months ended June 30, 2009.  The increase came primarily from the intangible amortization related to the Conesco purchase, which was initially set up as a sixty month amortization, but was changed to eighteen months after review and analysis by an independent third party.  This amortization will finalize in August 2010.  Depreciation expense increased due to leasehold improvements put into the property leased in Sacramento for all of the Sacramento operations.  There was also amortization of costs incurred for the sale of preferred stock.  These costs are being amortized over twelve months.

Interest

Net interest income increased to $147,149 for the six months ended June 30, 2010 compared expense of $46,060 for the six months ended June 30, 2009. This change was primarily due to the recognition of a gain on the fair value of warrants outstanding at June 30, 2010 offset by an in increase in interest expense due to full use of the line of credit for working capital purposes.

Income Tax

Income tax benefit increased to $80,490 for the six months ended June 30, 2010 from a benefit of $29,476 for the six months ended June 30, 2009.  This is approximately a $51,000 higher benefit due mainly to the movement of the section 481a adjustment of $424,814 from deferred status at June 30, 2009 to current at June 30, 2010.  This is offset by the current loss incurred in the six months ended June 30, 2010, which eliminates any potential deferred tax asset.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Revenues were $3,707,399 for the three months ended June 30, 2010; an increase of $109,406, or 3%, from revenues of $3,597,993 for the three months ended June 30, 2009. This increase was primarily driven by increases in the fire protection segment, offset by a decrease in the telecommunications segment.  Management is optimistic about the results in the fire segment, but the slow economy is still being watched as we try to increase revenues throughout all of our segments.

Fire Life Safety segment revenue for the three months ended June 30, 2010 and 2009 were approximately $2,790,000 or 75% and $2,203,000 or 61% of total revenue, respectively.  The increase in revenue was due to jobs starting that had been waiting in backlog.  This segment continues to make headway in garnering contracts and has had a recent increase in bid activity in this segment.  Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the three months ended June 30, 2010 and 2009 was approximately $742,000 or 20% and $1,313,000 or 36% of total revenue, respectively.  The decrease in revenue was due primarily to the winding down of the state project this segment has been working on.  Management is reviewing how to gain traction into areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable. Management hopes, but cannot guarantee, that they will be able to increase revenues for this segment through these means.

Electrical segment revenue for the three months ended June 30, 2010 and 2009 was approximately $176,000 or 5% and $82,000 or 2% of total revenue, respectively.  The increase in revenue was due primarily organic growth and recognition of revenue from under billings.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs.  Our cost of revenue was $2,132,062 or 57.5% of revenue for the three months ended June 30, 2010, compared to $2,332,862 or 64.8% for the same period of the prior year.  The decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and the fire protection segment becoming a larger piece of the revenue.    All segments of our company are being monitored closely to keep margins in line with management’s expectations.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended June 30, 2010 and 2009 was approximately $1,435,000 and 51% and $1,205,000 and 55%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the three months ended June 30, 2010.  The decrease in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations.

Telecommunications segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended June 30, 2010 and 2009 was approximately $629,000 and 85% and $1,027,000 and 78%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended June 30, 2010.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and the cost of initial expansion into additional segments of the telecommunications market.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended June 30, 2010 and 2009 was approximately $68,000 and 39% and $101,000 and 123%, respectively.  The dollar decrease in our cost of revenue is due primarily to cost savings during the three months ended June 30, 2010.  The decrease as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.  Management has significantly reduced overhead and other costs and is reviewing the viability of and/or direction to take with this segment to insure that it can contribute to the overall success of our company.

Selling, general and administrative

Selling, general and administrative expenses were $1,149,096 for the three months ended June 30, 2010 compared to $1,663,455 for the three months ended June 30, 2009. The selling, general and administrative cost related to revenues decreased to 31.0% for three months ended June 30, 2010 as compared to 46.2% for the three months ended June 30, 2009, despite having a smaller revenue base in 2010.

The decrease is primarily a result of a decrease in administrative payroll, travel related expenses for vehicles, airfare, fuel and hotels.  Management has taken a hard look at these costs and continues to make cuts and adjustments to keep these costs in line as we continue to increase revenue and margin levels.

Management continues to monitor costs in these difficult economic times in order to remove unnecessary overhead.

Depreciation and amortization

Depreciation and amortization expense increased to $97,120 for the three months ended June 30, 2010 compared to $42,507 in the three months ended June 30, 2009.  The increase came primarily from the intangible amortization related to discontinued operations, which was initially set up as a sixty month amortization, but was changed to eighteen months after review and analysis by an independent third party.  This amortization will finalize in August 2010.  The company also had amortization on fees associated with the sale of preferred stock.  The costs will be amortized over twelve months.

Interest

Net interest income increased to $180,886 for the three months ended June 30, 2010 compared expense of $28,543 for the three months ended June 30, 2009. This increase was primarily due to recognition of a gain on the fair value of warrants outstanding at June 30, 2010.

Income Tax

There was no income tax benefit or expense for the three months ended June 30, 2010 compared to an expense of $60,316 for the three months ended June 30, 2009. This is due to the net loss position of the Company and no subsequent realization of any deferred tax assets until positive earnings are gained.

Liquidity and Capital Resources

Liquidity:

For the six months ended June 30, 2010, we experienced a net loss from continuing operations of $251,389 and a net loss of $488,182 from discontinued operations.  At June 30, 2010, we had $551,615 in cash.  Accounts receivable, net of allowances for doubtful accounts, were $2,620,959 at June 30, 2010.  In April, 2010, the Company sold 23,000 shares of its Series A Convertible Redeemable Preferred stock with net proceeds of $523,125.

At June 30, 2010, we had working capital of $86,447, compared to working capital of $591,965 at December 31, 2009. The ratio of current assets to current liabilities decreased to 1.01:1 at June 30, 2010 compared to 1.14:1 at December 31, 2009.  Cash used by continuing operations during the six months ended June 30, 2010 was $36,387 as compared to cash used by continuing operations of $96,604 for the six months ended June 30, 2009. Management anticipates, but can provide no assurances, that that our existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at June 30, 2010 included cash of $551,615 and $2,260,959 of net accounts receivable. Our management believes, but can provide no assurances, that that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the six months ended June 30, 2010, we had cash used of $36,387 from our continuing operating activities, primarily as a result of our net loss from continuing operations of $251,389, an increase in costs in excess of billings of $26,045, a decrease in deferred tax liabilities of $80,490 and decrease in accrual for loss against uncompleted contracts of $87,431, primarily offset by increase in billing in excess of cost of $199,791, depreciation and amortization of $151,689, bad debt allowance and write offs of $97,664 and by increase in accounts payable of $571,768.  Add backs for stock based compensation amounted to $24,200 offset by reduction for gain on fair value change of warrants.  By comparison, net cash used in continuing operating activities was $96,604 for the six months ended June 30, 2009.

There was limited investing activity from continuing operations during the six months ended June 30, 2010.    The activity consisted of upgrading security monitors at the Sacramento offices.  The investing activity during 2009 consisted of the purchase of computers and equipment of approximately $12,820.

Financing activity from continuing operations for 2010 consisted of payments on long term debt obligations of $97,448 offset by line of credit borrowings of $100,000 and the sale of Series A preferred stock with gross proceeds of $575,000 and short term notes of $42,500.  For 2009, financing activity from continuing operations consisted of payments on long term debt obligations of $124,759 offset by line of credit borrowings of $294,500.

With recent cuts in corporate and selling, general and administrative costs, management anticipates, but can provide no assurances, that our cash flow will be positive for the remainder of 2010.

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at June 30, 2010 was $1,000,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility or find other funding sources to increase the facility to $1.5 million in the future.  Our management believes an increased line of credit facility would help to provide adequate liquidity and financial flexibility to support our expected growth beginning in the second quarter of 2010 and beyond.

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

Effective August 10, 2009, our company executed a new credit facility increasing the line to $1,000,000.  The interest rate remains at .5% less than the lender’s index rate, currently 4.5% and the maturity date was reset to June 30, 2010.  With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement.  The Company and bank executed a 60 day extension while updated terms for the facility are determined.

Should the current financing arrangements prove to be insufficient for our current needs; we are willing to go to the capital markets to raise the necessary capital to meet these needs.

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013.  The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held.  The current balances at June 30, 2010 on these two notes are $244,612 and $181,829, respectively.

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

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the media content industry, and the ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated rapid growth.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be “penny stock”, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder’s Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, we were required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, furnish a report by our management on our internal control over financial reporting.. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES AND POSE CHALLENGES FOR OUR MANAGEMENT TEAM.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

In April 2010, the Company sold 23,000 shares of Series A 10% Redeemable Convertible Preferred Stock, no par value, for $575,000 to two accredited investors.  The investors also received 575,000 warrants to purchase shares of common stock at $0.50 per share.  The warrants expire five years from date of issuance, April 2015.

The above offering and sale was made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

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

Registrant	Pro-Tech Industries, Inc.

Date: August 16, 2010	By:	/s/ Donald Gordon
Donald Gordon
Chief Executive Officer

Registrant	Pro-Tech Industries, Inc.

Date: August 16, 2010	By:	/s/ Michael Walsh
Michael Walsh
Chief Financial Officer (Principal Financial Officer)