Form 10-Q
period 2010-09-30
Pro-Tech Industries, Inc.
filed 2010-11-15
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common stock, $0.001 par value	18,532,808

PRO-TECH INDUSTRIES, INC.

INDEX TO FORM 10-Q FILING
September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I	FINANCIAL INFORMATION

Item 1.	Interim Unaudited Condensed Consolidated Financial Statements and Notes to Interim Unaudited Condensed Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	5
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009	6-7
Notes to Unaudited Condensed Consolidated Financial Statements	7 ~21

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$243,500	$186,894
Contract receivable, net of allowance for doubtful accounts as of September 30, 2010 and December 31, 2009, of $100,000 and $50,000, respectively	2,685,301	2,659,979
Costs and estimated earnings in excess of billings	406,313	123,185
Note receivable – related party	-	77,000
Inventory	169,052	200,238
Other current assets	230,492	154,386
Deferred financing cost, net	56,281	-
Discontinued operations	786,027	1,433,283
Total current assets	4,576,966	4,834,965

Property plant and equipment, net	238,375	298,141

Other Assets:
Intangibles, net of accumulated amortization as of September 30, 2010 and December 31, 2009, of $283,979 and $181,431, respectively	-	102,548
Deposits	10,856	10,856
Discontinued Operations	334,327	335,584
Total assets	5,160,524	5,582,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	2,224,532	2,249,449
Short term note payable	41,475	-
Notes payable – current portion	265,623	184,512
Accruals on uncompleted contracts	252,768	197,514
Reserve for loss on uncompleted contracts	-	87,431
Line of credit	1,000,000	900,000
Warrant and derivative liability	441,045	-
Discontinued operations	374,491	579,094
Total current liabilities	4,599,934	4,243,000

Long -Term Liabilities:
Notes payable- others – long term portion	215,880	332,580
Discontinued Operations	93,525	81,491
Total Long Term Liabilities	309,405	414,071

Series A 10% convertible redeemable preferred stock, no par value, 40,000 shares authorized; 23,000 and 0 issued and outstanding, (net) at September 30, 2010 and December 31, 2009, respectively	309,401	-

Stockholders' Equity (Deficit):
Preferred stock, undesignated, no par value; 1,960,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,532,808 and 18,593,880 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	18,532	18,594
Additional paid in capital	1,282,330	1,421,467
Accumulated deficit	(1,359,078)	(515,038)
Total stockholders’ equity (deficit)	(58,216)	925,023

Total liabilities and stockholders' equity (deficit)	$5,160,524	$5,582,094
See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009

Net revenue	$3,732,221	$3,640,221	$10,892,160	$11,272,860
Cost of sales	2,403,483	2,152,192	7,444,510	6,830,657
Gross profit	1,328,738	1,488,029	3,447,650	4,442,203

Operating Expenses:
Depreciation and amortization (Note G & H)	42,260	46,643	215,267	125,773
Selling, general and administrative	1,053,581	1,709,639	3,478,513	4,937,000
Total Operating Expenses	1,095,841	1,756,282	3,693,780	5,062,773

Income (Loss) from Operations	232,897	(268,253)	(246,130)	(620,570)

Other Income (Expense):
Gain on change in fair value of derivative liability	(131,217)	-	72,610	-
Interest expense, net	(57,148)	(23,675)	(113,826)	(69,735)
Total Other Income (Expense)	(188,365)	(23,675)	(41,216)	(69,735)

Income (loss) income before income taxes	44,532	(291,929)	(287,346)	(690,305)

Income tax benefit (expense)	-	56,996	80,490	86,472

Income(loss) from continuing operations	44,532	(234,933)	(206,856)	(603,833)

Income(loss) from discontinued operations	(122,639)	166,655	(610,822)	432,823

Net Income(Loss)	(78,107)	(68,277)	(817,678)	(171,010)

Preferred stock dividends and amortized discount	142,957	-	248,055	-

Net Income(loss) attributable to common shareholders	$(221,064)	$(68,277)	$(1,065,733)	$(171,010)

Net income (loss) per share from continuing operations:
Basic	$0.00	$(0.01)	$(0.01)	$(0.03)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.03)

Net income (loss) per share:
Basic	$(0.01)	$0.00	$(0.04)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.04)	$(0.01)

Net income (loss) per share attributable to common shareholder:
Basic	$(0.01)	$0.00	$(0.06)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.05)	$(0.01)

Weighted average common shares outstanding (Note A)	18,502,924	17,872,500	18,393,346	17,667,079

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss) from operations	$(817,678)	$(171,010)
Income (loss) from discontinued operations	(610,822)	432,824
Income (loss) from continuing operations	(206,856)	(603,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	170,304	128,153
Amortization of deferred financing costs paid by stock	23,734	-
Bad debt write off	53,680	130,704
Accrual for bad debt allowance	50,000	(76,000)
Change in fair value of warrant liability and reset derivative	(72,610)	-
Amortization of deferred compensation	30,620	109,125
Accruals (reversal) of loss against uncompleted contracts	(87,431)	(20,995)
Deferred tax liability (asset)	(80,490)	(106,198)
(Increase) decrease in:
Contract receivable	(129,001)	1,788,076
Inventory	31,187	-
Deferred finance cost	(28,142)	-
Other current assets, net	894	114,295
Costs and estimated earnings in excess of billings	(283,128)	(190,124)
Billings in excess of costs and estimated earnings	55,254	(525,449)
Increase (decrease) in:
Accounts payable and accrued expenses, net	115,660	(301,821)
Net Cash (Used In) Provided by in Continuing Operating Activities	(356,325)	445,932
Net Cash Used in Discontinued Operating Activities	(166,913)	(512,665)
Net Cash Used in Operating Activities	(523,238)	(66,733)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,990)	(124,807)
Net Cash Used In Continuing Investing Activities	(7,990)	(124,807)
Net Cash Provided by Discontinued Investing Activities	-	9,043
Net Cash Used In Investing Activities	(7,990)	(115,764)

Cash Flows From Financing Activities:
Proceeds from short term borrowings	17,500	-
Proceeds from sale of convertible redeemable preferred stock	575,000	-
Payments of long term debt	(116,700)	(138,082)
Proceeds from line of credit	100,000	314,500
Net Cash Provided by Continuing Financing Activities	575,800	176,418
Net Cash Provided by (Used In) Discontinued Financing Activities	12,034	(38,790)
Net Cash Provided by Financing Activities	587,834	137,628

Net increase (decrease) in Cash And Cash Equivalents	56,606	(44,869)

Cash and cash equivalents at beginning of period	186,894	86,895
Cash and cash equivalents at the end of period	$243,500	$42,026

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(continued)

	Nine months ended September 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$113,826	$46,060
Cash paid during period for taxes	$-	$-

Non-cash Investing and Financing Activities:
Acquisition:
Current assets acquired	$-	$338,435
Equipment and other assets acquired	-	6,505
Intangible assets acquired	-	615,054
Liabilities assumed	-	(578,994)
Shares issued as consideration	$-	$381,000

Fair value of warrants issued with series A redeemable preferred stock	$264,730	$-
Beneficial conversion feature of series A redeemable preferred stock	$513,655	$-
Preferred stock dividend – non-cash	$26,363	$-
Amortization of BCF transferred to additional paid in capital	$221,693	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

The Company was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December 31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”).  On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the Company Articles of Incorporation on May 11, 2009.  The Company is now known as Pro-Tech Industries, Inc. and the  ticker symbol is PTCK.

The unaudited condensed consolidated financial statements include the accounts of Meltdown, Pro-Tech and Conesco, Inc., the operating subsidiaries (collectively, the “Company”).

The Company’s operating subsidiary, Pro-Tech, was incorporated under the laws of the State of California on May 4, 1995. Pro-Tech is a full-service contractor serving the western United States, with offices in California and Nevada. Services include estimating, designing, fabricating, and installing all types of standard and specialty water-based fire protection systems. In addition, Pro-Tech offers “Day Work” services, including inspecting, testing, repairing and servicing of same.

On January 16, 2009, the Company acquired Conesco, Inc. (“Conesco”) in a stock for stock exchange.  Conesco has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California since 1993

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement.  The final terms of the definitive agreement are in the process of being finalized and management projects to complete the sale in the final quarter of 2010.  The letter of intent is non-binding and either side may terminate with written notice.  These unaudited condensed consolidated financial statements include disclosure of the results of operations for Conesco, for all periods presented, as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has entered into a LOI with the former owner of Conesco, Inc. to buy all of the outstanding shares of Conesco.  The accompanying unaudited condensed consolidated financial statements include the historical financial condition, results of operations and cash flows of Pro-Tech showing Conesco as a discontinued operation through July 31, 2010.

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

Inventory

The Company maintains an inventory which primarily consists of small parts such as sprinkler heads, gaskets, pipe joints, junction boxes, outlets, etc. which comes from closed jobs or economical buying opportunities.  They get used for repair work or filler when jobs run short. The inventory on hand was $169,052 and $200,238 at September 30, 2010 and December 31, 2009, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $15,507 and $22,538 of advertising costs for the nine months ended September 30, 2010 and 2009, respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $100,000 and $50,000 as of September 30, 2010 and December 31, 2009, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and nine months ended September 30, 2010 and 2009, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company reported a net loss for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of September 30, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.  Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended September 30, 2010:

Three months ended September 30, 2010

Net income from continuing operations used in computing basic net income	$(78,107)
Less: Preferred stock dividend and amortized warrant and discount	(142,957)
Net loss from continuing operations in computing diluted net loss per share	$(221,064)

     The weighted average shares outstanding used in the basic net income per share computations for the three months ended September 30, 2010 was 18,502,924.  In determining the number of shares used in computing diluted loss per share, the Company added approximately 2,464,000 potentially dilutive securities for the three months ended September 30, 2010. The potentially dilutive securities added were mostly attributable to the warrants, and convertible preferred shares outstanding.  As a result, the diluted loss per share for the three months ended September 30, 2010 was $0.00.

Derivative financial instruments

On October 1, 2001, the Company adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the three month period ended September 30, 2010 and 2009.

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

Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision of $453,711 at April 15, 2010 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 4.00%, expected volatility of 176.1%, and expected life of 1 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $453,711 and a reduction to series A convertible redeemable preferred stock.  Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.  The Company issued additional warrants which increased the reset provision by $59,944 in August 2010.  The addition was used in the calculation for the reset values at September 30, 2010.

The fair value of the reset provision of $441,044 at September 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	211.4%
Risk free rate:	4.00%

The change in fair value of the reset derivative and warrant liability resulted in a current quarter non operating charge to operations of $131,217.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Fair Value

In January 2008, the Company adopted the Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 825-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company did have financial assets measured at fair value on a recurring basis, refer to note T.

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

NOTE D – CONTRACT RECEIVABLES

Contract receivables at September 30, 2010 and December 31, 2009 consist of the followings:

	September 30, 2010	December 31, 2009
Contracts receivables	$2,484,222	$2,396,783
Retention receivables	301,079	313,196
Allowance for doubtful accounts	(100,000)	(50,000)
	$2,685,301	$2,659,979

NOTE E – UNCOMPLETED CONTRACTS

At September 30, 2010 and December 31, 2009, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	September 30, 2010	December 31, 2009
Costs incurred to date on uncompleted contracts	$3,110,917	$16,495,273
Estimated earnings	1,771,837	2,760,852
	4,882,754	19,256,125
Less: billed revenue to date	4,729,209	19,330,455
Under (over) billings, net	$153,545	$(74,329)

Costs and estimated earnings in excess of billings	$406,313	$123,185
Less: accruals on uncompleted contracts	(252,768)	(197,514)
Under (over) billings, net	$153,545	$(74,329)

NOTE F – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2009 through September 30, 2010. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.  The Conesco figures are not included in the table below, refer to not A and note U.

Backlog balance at January 1, 2009	$4,089,892
New contracts for the nine months ended September 30, 2009	9,626,581
Add: contract adjustments	833,711
Less: revenue for the nine months ended September 30, 2009	(11,272,860)
Backlog balance at September 30, 2009	$3,277,324

Backlog balance at January 1, 2010	$8,324,093
New contracts for the nine months ended September 30, 2010	7,400,345
Add: contract adjustments	197,698
Less: revenue for the nine months ended September 30, 2010	(10,892,160)
Backlog balance at September 30, 2010	$5,029,976

NOTE G – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2010 and December 31, 2009 consist of the followings:

	September 30, 2010	December 31, 2009
Vehicles	$196,948	$196,949
Leasehold improvements	237,013	232,628
Office equipments	211,902	208,279
Tools and other equipment	228,672	228,672
	874,535	866,528
Less: accumulated depreciation	636,160	568,387
Net Property and Equipment	$238,375	$298,141

Depreciation expense was $67,756 and $67,366 for the nine months ended September 30, 2010 and 2009, respectively and $10,727 and $15,893 for the three months ended September 30, 2010 and 2009, respectively.

NOTE H – – INTANGIBLE ASSETS AND GOODWILL

Intangibles consist of a non-compete agreement and the customer list.

The following summarizes intangible assets at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Intangibles: Customer List	$283,979	$283,979
Less: accumulated amortization	283,979	181,431
Net Intangibles	$-	$-

On January 16, 2009, the Company entered into an agreement for the exchange of common stock (“merger”) with the shareholders of Conesco (“Conesco Shareholders”) and Conesco, Inc. (“Conesco”).  The Company issued 3,000,000 restricted shares of its common stock valued at $381,000 in exchange for all outstanding shares of Conesco. Conesco became a wholly owned subsidiary of the Company.

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

Intangibles of $615,054 represented the excess of the purchase price over the fair value of the net tangible assets acquired.  The Company will amortize the intangibles over 5 years and will review the value of the intangibles to account for any possible impairment as per guidance in ASC 350 during the twelve months ended December 31, 2009 and beyond until the value of the asset is deemed impaired.  Goodwill valued at $331,075 has been shown under discontinued operations.

NOTE I – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31,2009
Accounts payable	$2,027,521	$2,170,134
Accrued payroll and vacation	18,882	(11,915)
Accrued payroll taxes	49,393	74
Other liabilities	128,736	55,666
Total	$2,224,532	$2,213,959

NOTE J – BANK LINES OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $1,000,000.  The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders.  In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note O).  The line of credit bears interest at the Bank rate minus 0.5%, per annum, with interest due and payable monthly and expires on September 30, 2010.  The balance outstanding under the line of credit at September 30, 2010 and December 31, 2009 amounted to $1,000,000 and $900,000 respectively, leaving a balance available on the line of $0 and $100,000, respectively. The Company is required to maintain certain bank loan covenants.  At September 30, 2010 and December 31, 2009, the Company was not in compliance with certain bank loan covenants.  The Company executed a one year extension on the line of credit on October 12, 2010.  As part of the agreement, the line was reduced to $975,000 effective on the date of signing.

NOTE K – NOTES PAYABLE

Notes payable at September 30, 2010 and December 31, 2009 are as follows:
	September 30, 2010	December 31, 2009
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,133.99, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note O).	$209,960	$312,009
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,785.24, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note O).	170,001	205,083
Note Payable to Viking Supply, 5% interest per annum, unsecured, 7 payments of $4,919.10 plus interest and a final payment of $4,298.20 plus interest	23,975	-
Note Payable to Roebbelen Construction, interest at 6.0% per annum, unsecured, monthly payment of $6,245.40 for 18 months	101,542	-
Note payable to two individuals, interest at 9.0% per annum, the notes are unsecured, with principal and interest due on or about June 30, 2010. Company is in default on payment of these notes.	17,500	-
Total notes payable	522,978	517,092
Less: current portion	307,098	184,512
Notes payable – long term	$215,880	$332,580

Aggregate maturities of long-term debt as of September 30, 2010 are as follows:

Year ended	Amount
September 30, 2011	$307,098
September 30, 2012	146,827
September 30, 2013	55,054
September 30, 2014	13,999
Total	$522,978

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

During April 2010, we sold 23,000 shares in a private placement at a price of $25 per share.  The total purchase price was $575,000 and the proceeds to our company, net of commissions paid to our investment advisor, were approximately $523,125.  The investors received 575,000 warrants to purchase common stock. Each warrant is exercisable for a period of five years, with an exercise price of $0.50.  Since the Series A convertible redeemable preferred stock may ultimately be redeemed at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2010.

As part of the raise the Company paid a cash commission of $51,875 as well as issuing 133,928 shares of its common stock, valued at the time of issuance at $51,875, which was shown as deferred finance cost.  During the three and nine month periods ending September 30, 2010 the Company amortized $26,150 and $47,469, respectively.

In July 2010, the Company amended the purchase and warrant agreement to amend the strike price on the warrants from $0.50 to $0.35 per share.  All other terms remained the same.  This amendment increased the warrants by 321,429 to a total of 821,429 warrants.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”,  a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $264,730 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $513,655 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 176.1%, (3) weighted average risk-free interest rate of 4%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $513,655, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period of one year (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). The charge to additional paid in capital for 2010 was $221,692.

NOTE M – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of September 30, 2010 and December 31, 2009, the Company had  18,593,880 and 18,532,808 shares of common stock issued and outstanding respectively.  During the nine months ended September 30, 2010, the Company recorded compensation cost of approximately $30,619 relating to shares issued during the year ended December 31, 2009 and vested during the quarter ended March 31, 2010, after adjustments for the termination and service changes etc.

In April 2010, the Company sold 23,000 shares of Series A 10% Redeemable Convertible Preferred Stock, no par value, for $575,000 to two accredited investors.  The investors also received 575,000 warrants to purchase shares of common stock at $0.50 per share.  The warrants expire five years from date of issuance, April 2015.  The warrants and strike price were adjusted in August.  The warrants are now priced at $0.35 and have increased to 821,429 warrants.

NOTE N – WARRANTS

Transactions involving our warrant issuances are summarized as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	-	$-	-	$-
Granted during the period	821,429	0.35	-	-
Exercised during the period	-	-	-	-
Terminated during the period	-	-	-	-
Outstanding at end of the period	821,429	$0.35	-	$-
Exercisable at end of the period	821,429	$0.35	-	$-

The number and weighted average exercise prices of our options and warrants outstanding as of September 30, 2010 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.35	821,429	4.50	$0.35

NOTE O - RELATED PARTY TRANSACTIONS

Two primary stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the three months ended September 30, 2010 and 2009, the Company incurred and charged to operations $8,829 and $33,817, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at September 30, 2010 and December 31, 2009, respectively.

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

Future minimum lease payments for the above leases over the next four years are as follows:
Amount
2011	$217,752
2012	50,445
2013	10,084
2014	1,496
Total	$279,777

For the nine months ended September 30, 2010 and 2009, rent expense was $121,644 and $135,309, respectively.  For the nine months ended September 30, 2010 and 2009, vehicle lease expense was $128,865 and $178,271, respectively.

Litigation

In September 2010, a law suit was filed against the Company and others by Falcon Technologies, Inc. and its subsidiaries.  The essence of the plaintiff’s suit is that the Company actions allegedly violated a merger agreement between Falcon and other parties and, consequently, was party to defrauding Falcon.  The Company believes there is currently a settlement in place for these allegations in which no party admitted to any wrong doing, and, in addition, denies the allegations and will vigorously defend the action.  It is also the Company’s position that this lawsuit is without merit and will seek all remedies available to it under the aforementioned settlement agreement.

NOTE Q – SEGMENT INFORMATION

The Company is managed by specific lines of business including fire protection and alarm and detection, electrical, telecommunications and flooring. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status are reported at the Meltdown parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company’s management relies on the internal management system to provide sales and cost information by line of business.  Refer to note A and note U.

Summarized financial information by line of business for the nine months ended September 30, 2010 and 2009, as taken from the internal management system previously discussed, is listed below.

Revenue	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Fire Protection/Alarm & Detection	$3,030,000	$2,217,000	$7,383,000	$7,615,000
Telecommunications	699,000	1,208,000	2,686,000	3,233,000
Electrical	3,000	215,000	823,000	425,000
Total	$3,732,000	$3,640,000	$10,892,000	$11,273,000

Gross Profit	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Fire Protection/Alarm & Detection	$1,395,000	$1,166,000	$3,300,000	$3,605,000
Telecommunications	(28,000)	273,000	344,000	778,000
Electrical	(38,000)	48,000	(196,000)	60,000
Total	$1,329,000	$1,487,000	$3,448,000	$4,443,000

Operating Income (Loss)	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Fire Protection/Alarm & Detection	$821,000	$284,000	$1,431,000	$930,000
Telecommunications	(132,000)	164,000	50,000	402,000
Electrical	(72,000)	(30,000)	(377,000)	(121,000)
Corporate	(384,000)	(686,000)	(1,350,000)	(1,832,000)
Total	$233,000	$(268,000)	$(246,000)	$(621,000)

Depreciation/Amortization	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Fire Protection/Alarm & Detection	$(2,000)	$7,000	$13,000	$21,000
Telecommunications	-	3,000	9,000	3,000
Electrical	-	-	1,000	-
Corporate	44,000	36,000	192,000	102,000
Total	$42,000	$46,000	$215,000	$126,000

Interest (Income)Expense	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Fire Protection/Alarm & Detection	$1,000	$-	$(5,000)	$-
Telecommunications	-	-	-	-
Electrical	-	-	-	-
Corporate	56,000	24,000	119,000	70,000
Total	$57,000	$24,000	$114,000	$70,000

Assets
	September 30, 2010	December 31, 2009
Fire Protection/Alarm & Detection	$3,198,000	$2,435,000
Telecommunications	580,000	609,000
Electrical	169,000	721,000
Corporate	958,000	758,000
Discontinued Operations	256,000	1,059,000
TOTAL	$5,161,000	$5,582,000

Capital Expenditures
	September 30, 2010	September 30, 2009
Fire Protection/Alarm & Detection	$-	$13,900
Telecommunications	-	-
Electrical	-	-
Corporate	7,990	110,910
TOTAL	$7,990	$124,810

NOTE R - MAJOR CUSTOMERS AND SUPPLIERS

The Company had two customers accounting for 37% of the total revenue for the nine months ended September 30, 2010 and two customers which accounted for 42% of the total revenue for the nine months ended September 30, 2009. The Company had two customers accounting for 39% of the total revenue for the three months ended September 30, 2010 and two jobs which accounted for 33% of the total revenue for the three months ended September 30, 2009.  The Company often has multiple jobs running under some customers, but the jobs will have different owners and therefore should not necessarily be considered one customer from the standpoint of concentration of risk.

Purchases from the Company’s largest vendor accounted for 46% of materials purchases for the nine months ended September 30, 2010 and from its three largest vendors were approximately 60% for the nine months ended September 30, 2009.  Purchases from the Company’s largest vendor accounted for 50% of purchases for the three months ended September 30, 2010 and from its three largest vendors were approximately 66% for the three months ended September 30, 2009.  There are multiple vendors available to get materials and the Company does not run a risk of shortage due to the loss of any of the vendors.

NOTE S – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $13,298 and $57,300, for the nine months ended September 30, 2010 and 2009, respectively.  In April 2010, the Company temporarily suspended the matching portion of the 401(k) plan.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	$(199,813)	-	-	$(199,813)
Reset derivative	(241,232)	-	-	(241,232)

Total	$(441,045)	$-	$-	$(441,045)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2010:
	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$-	$-
Total (gains) losses
Warrants issued with Redeemable Preferred Series A	264,730	-
Convertible Redeemable Preferred Series A	-	248,924
Mark-to-market at September 30, 2010:
- Series A Preferred Stock Reset Derivative	-	(7,692)
- Warrants issued with Convertible Redeemable Preferred Series A	(64,917)	-
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2010	$199,813	$241,232

Total gain for the nine month period included in earnings relating to the liabilities held at September 30, 2010	$64,917	$7,692

NOTE U - SUBSEQUENT EVENTS

On October 13, the Company executed an extension with its bank for 1 year on its line of credit.  The terms remained the same.  The bank asked for a payment of $25,000 and reduced the limit on the line to $975,000.  There will be two more payments of $25,000 due to the bank by December 31, 2010 and March 31, 2011 reducing the line of credit limit to $925,000.

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

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech Fire” or “Pro-Tech Fire Protection Systems”), and our company (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Pro-Tech Fire shareholders acquired ten million one hundred thousand (10,100,000) shares of our common stock, whereby Pro-Tech Fire would become a wholly owned subsidiary of our company.  The predecessor to our company was incorporated in the State of Nevada on April 4, 2007, and was a development stage company with the principal business objective of becoming a chain of professional body treatment and skin care service centers.  On May 8, 2009, at our annual meeting, the stockholders and board of directors approved and officially changed our name to Pro-Tech Industries, Inc.

Pro-Tech Fire was incorporated on May 4, 1995 under the laws of the State of California to engage in any lawful corporate undertaking, including, but not limited to; installation, repair and inspections of fire protection systems in commercial, military and industrial settings.

PRO-TECH FIRE PROTECTION SYSTEMS CORP

Pro-Tech Fire Protection Systems is a full-service contractor serving the western United States, with offices in California and Nevada. Services include estimating, designing, fabricating, and installing all types of standard and specialty fire protection systems. In addition, our company offers “Day Work” services, including inspecting, testing, repairing and servicing of same.

We serve the new construction market, as well as customers retro-fitting, upgrading or repairing their existing facilities, bringing existing facilities to current standards (for example, installing sprinklers at a customer’s expanded storage warehouse, etc.).
Pro-Tech Fire services include:

	Commercial, Special Hazards, and Industrial Overhead Wet Pipe, Dry Pipe, Pre-Action, Deluge, and Foam
	New Installations, Retro-Fits, Upgrades, Repairs, Design, Consultations, and Analysis
	Pumps, Hydrants, Backflow Preventers, Underground, Design, and Consultation
	5 Year Certification, Inspections and Testing
	24 Hour Service
	Alarm & Detection installation, inspections and repairs, and third party monitoring
	Electrical Services including design build, new construction, repairs, inspections and maintenance
	Network cabling, system and structure testing and data networking and design
	Fire Extinguisher and Hood suppression systems serve, installation, and inspections for Nevada

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

Recent Developments
None

Results of Operations

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009

Revenue

Revenues were $10,892,160 for the nine months ended September 30, 2010,  a decrease of $380,700, or 3.4%, from revenues of $11,272,860 for the nine months ended September 30, 2009. This decrease was primarily the results of a slow economy and slower than expected growth of jobs in our Fire Life Safety division.

Fire Life Safety segment revenue for the nine months ended September 30, 2010 and 2009 were approximately $7,383,000 or 68% and $7,615,000 or 68% of total revenue, respectively.  The decrease in revenue was due to a slow economy and slower than expected growth of jobs.  Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the nine months ended September 30, 2010 and 2009 was approximately $2,686,000 or 25% and $3,233,000 or 29% of total revenue, respectively.  The large contract that has supported this group is starting to wind down.  While there could be additional opportunities with this customer, management is reviewing how to gain traction into other areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable.  Management is exploring the means to leverage these opportunities and relationships in these trying times.

Electrical segment revenue for the nine months ended September 30, 2010 and 2009 was approximately $823,000 or 8% and $425,000 or 4% of total revenue, respectively.  The increase in revenue was due primarily organic growth and recognition of revenue from over billings, under billings and the accrual for losses on projects projected at December 31, 2009.   The current market segment where are electrical group specializes is slow.  We are currently using our electrical group within our other segments while we wait for their niche market to come back.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs.  Our cost of revenue was $7,444,510 or 68% of revenue for the nine months ended September 30, 2010, compared to $6,830,657 or 61% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in the percentage of cost of sales during the nine months ended September 30, 2010. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and cost overruns incurred by our Electrical division.   The multi-segment history of our company is rather limited since this is only the 7th quarter with all of our segments up in operation. The historical trend of the last seven quarters has ranged from approximately 59% to 91%.  The cost of revenue percentage is expected to vary depending on our mix of project revenue and segment revenue.  Our management contends that the completion of the “overrun” jobs in the Electrical will allow us to get our margins back in line with management’s expectations.  These areas will continue to be monitored closely going forward, as will all of our segments.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended September 30, 2010 and 2009 was approximately $4,083,000 and 55% and $4,010,000 and 53%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in cost of revenue during the nine months ended September 30, 2010.  The minor change in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and the more competitive bid environment reducing the margins available on work won.

Telecommunication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended September 30, 2010 and 2009 was approximately $2,342,000 and 87% and $2,455,000 and 76%, respectively.   The dollar decrease in cost of revenue is primarily due to the reduction in sales.  The decrease in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations, plus the cost of initial expansion into additional segments of the telecommunications market.  Management believes, but cannot guarantee, that some of these costs should be better leveraged as this area of telecommunications grows.

Electrical segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended September 30, 2010 and 2009 was approximately $1,019,000 and 124% and $365,000 and 86%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the nine months ended September 30, 2010.  This segment had issues with cost overruns on its four primary jobs started in the fourth quarter of 2009.  These overruns continued into the first quarter of 2010.  Management believes it has significantly reduced overhead and other costs and is reviewing the viability of and/or direction to take with this segment to insure that it can contribute to the overall success of our company.

Selling, general and administrative

Selling, general and administrative expenses were $3,478,513 for the nine months ended September 30, 2010 compared to $4,937,000 for the nine months ended September 30, 2009. The selling, general and administrative cost related to revenues decreased to 31.9% for nine months ended September 30, 2010 as compared to 43.8% for the nine months ended September 30, 2009, despite having a smaller revenue base in 2010.

The decrease is primarily a result of a decrease in legal and accounting expense of approximately $120,000 due to defense of the union and bank lawsuits, for which the union suit has been settled and decrease in accounting fees associated with review and reporting requirements.  We had not previously had audits or reviews done for our quarterly results, causing the reviews of 2009 to add costs.  The remainder of the decrease was primarily attributable to salaries and benefits of reduced staffing levels, consolidation of rents and an older fleet which has reduced our vehicle leasing costs.

Depreciation and amortization

Depreciation and amortization expense increased to $215,267 for the nine months ended September 30, 2010 compared to $125,733 in the nine months ended September 30, 2009.  The increase came primarily from the intangible amortization related to the Conesco purchase, which was initially set up as a sixty month amortization, but was changed to eighteen months after review and analysis by an independent third party.  This amortization finalized in August 2010.  Depreciation expense increased due to leasehold improvements put into the property leased in Sacramento for all of the Sacramento operations.  It also includes the amortization of the financing costs of the Series A preferred stock.

Interest

Net interest expense increased to $113,826 for the nine months ended September 30, 2010 compared expense of $69,735 for the nine months ended September 30, 2009. This change was primarily due to the increase in interest expense due to full use of the line of credit for working capital purposes.

Income Tax

Income tax benefit decreased to $80,490 for the nine months ended September 30, 2010 from $86,472 for the nine months ended September 30, 2009.  This is a $5,982 benefit due mainly to the movement of the section 481a adjustment of $424,814 from deferred status at September 30, 2009 to current at September 30, 2010.  This is offset by the current loss incurred in the nine months ended September 30, 2010, which eliminates any potential deferred tax asset.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

Revenues were $3,732,221 for the three months ended September 30, 2010; an increase of $92,000, or 3%, from revenues of $3,640,221 for the three months ended September 30, 2009. This increase was primarily driven by increases in the fire protection segment, offset by a decrease in the telecommunications and electrical segments.  Management is optimistic about the results in the fire segment, but the slow economy is still being watched as we try to increase revenues throughout all of our segments.

Fire Life Safety segment revenue for the three months ended September 30, 2010 and 2009 were approximately $3,030,000 or 81% and $2,217,000 or 61% of total revenue, respectively.  The increase in revenue was due to jobs starting that had been waiting in backlog.  This segment continues to make headway in garnering contracts and has had a recent increase in bid activity in this segment.  Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the three months ended September 30, 2010 and 2009 was approximately $699,000 or 19% and $1,208,000 or 33% of total revenue, respectively.  The decrease in revenue was due primarily to the winding down of the state project this segment has been working on.  Management is reviewing how to gain traction into areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable. Management hopes, but cannot guarantee, that they will be able to increase revenues for this segment through these means.

Electrical segment revenue for the three months ended September 30, 2010 and 2009 was approximately $3,000 or 0% and $215,000 or 6% of total revenue, respectively.  The current market segment where are electrical group specializes is slow.  We are currently using our electrical group within our other segments while we wait for their niche market to come back.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs.  Our cost of revenue was $2,403,483 or 64% of revenue for the three months ended September 30, 2010, compared to $2,152,192 or 59% for the same period of the prior year.  The decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and the fire protection segment becoming a larger piece of the revenue.    The current economy is not allowing companies to produce margins from the past and we are no exception.  We are seeking out other segments of the market to allow us to try and increase our margins.  All segments of our company are being monitored closely to keep margins in line with management’s expectations.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended September 30, 2010 and 2009 was approximately $1,635,000 and 54% and $1,051,000 and 47%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the three months ended September 30, 2010, as well as the increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations.

Telecommunications segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended September 30, 2010 and 2009 was approximately $727,000 and 104% and $935,000 and 77%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended September 30, 2010.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and the cost of initial expansion into additional segments of the telecommunications market.  This segment started new business lines and has incurred heavy startup costs.  Management hopes but cannot assure these costs should start to normalize as the revenues increase and wash out the startup costs.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended September 30, 2010 and 2009 was approximately $41,000 and 1,367% and $167,000 and 78%, respectively.  The dollar decrease in our cost of revenue is due primarily to reduced revenues during the three months ended September 30, 2010.  The increase as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.  Management has significantly reduced overhead and other costs and is reviewing the viability of and/or direction to take with this segment to insure that it can contribute to the overall success of our company.

Selling, general and administrative

Selling, general and administrative expenses were $1,053,581 for the three months ended September 30, 2010 compared to $1,709,639 for the three months ended September 30, 2009. The selling, general and administrative cost related to revenues decreased to 28.1% for three months ended September 30, 2010 as compared to 47% for the three months ended September 30, 2009.

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

Depreciation and amortization

Depreciation and amortization expense decreased to $42,260 for the three months ended September 30, 2010 compared to $46,643 in the three months ended September 30, 2009.  The decrease came primarily from the end of intangible amortization related to discontinued operations.  This amortization finalized in August 2010.  It was partially offset by the amortization of the financing costs of the Series A preferred stock.

Interest

Net interest expense increased to $57,148 for the three months ended September 30, 2010 compared expense of $23,675 for the three months ended September 30, 2009. This increase was primarily increased charges due to slow pay of invoices and timeliness of payments to vendors.

Income Tax

There was no income tax benefit or expense for the three months ended September 30, 2010 compared to an income of $56,996 for the three months ended September 30, 2009. This is due to the net loss position of the Company and no subsequent realization of any deferred tax assets until positive earnings are gained.

Liquidity and Capital Resources

Liquidity:

For the nine months ended September 30, 2010, we experienced a net loss from continuing operations of $206,856 and a net loss of $610,822 from discontinued operations.  At September 30, 2010, we had $243,500 in cash.  Accounts receivable, net of allowances for doubtful accounts, were $2,685,301 at September 30, 2010.

At September 30, 2010, we had negative working capital of $22,968, compared to working capital of $591,965 at December 31, 2009. The ratio of current assets to current liabilities decreased to 1:1 at September 30, 2010 compared to 1.14:1 at December 31, 2009.  Cash used by continuing operations during the nine months ended September 30, 2010 was $356,325 as compared to cash provided by continuing operations of $445,932 for the nine months ended September 30, 2009. Management anticipates, but can provide no assurances, that that our existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at September 30, 2010 included cash of $243,500 and $2,685,301 of net accounts receivable. Our management believes, but can provide no assurances, that that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the nine months ended September 30, 2010, we had cash used of $356,325 from our continuing operating activities, primarily as a result of our net loss from continuing operations of $206,856, an increase in costs in excess of billings of $283,128, a decrease in deferred tax liabilities of $80,490 and decrease in accrual for loss against uncompleted contracts of $87,431, primarily offset by increase in billing in excess of cost of $55,254, depreciation and amortization of $170,304, bad debt allowance and write offs of $103,680 and by increase in accounts payable of $115,660 offset by reduction for gain on fair value change of warrants of $72,610.  By comparison, net cash provided by continuing operating activities was $445,932 for the nine months ended September 30, 2009.  This was primarily driven by a large increase in receivables in that quarter.

There was limited investing activity from continuing operations during the nine months ended September 30, 2010.    The activity consisted of upgrading security monitors at the Sacramento offices.  The investing activity during 2009 consisted of the purchase of computers and equipment, and the build out of the Company’s new offices of approximately $124,807.

Financing activity from continuing operations for 2010 consisted of payments on long term debt obligations of $116,700 offset by line of credit borrowings of $100,000 and the sale of Series A preferred stock with gross proceeds of $575,000 and short term notes of $17,500.  For 2009, financing activity from continuing operations consisted of payments on long term debt obligations of $138,082 offset by line of credit borrowings of $314,500.

With recent cuts in corporate and selling, general and administrative costs, management anticipates, but can provide no assurances, that our cash flow will be positive for the remainder of 2010.

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at September 30, 2010 was $1,000,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility or find other funding sources to increase the facility to $1.5 million in the future.  Our management believes an increased line of credit facility would help to provide adequate liquidity and financial flexibility to support our expected growth beginning in the fourth quarter of 2010 and beyond.

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

Effective October 13, 2010, our company executed a new credit facility decreasing the line to $975,000.  The interest rate remains at .5% less than the lender’s index rate, currently 4.5% and the maturity date was reset to September 30, 2011.  With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement.  As part of the new agreement, we are required to pay down $25,000 by December 31, 2010 and March 31, 2011.

Should the current financing arrangements prove to be insufficient for our current needs; we are willing to go to the capital markets to raise the necessary capital to meet these needs.

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013.  The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held.  The current balances at September 30, 2010 on these two notes are $209,960 and $170,001, respectively.

During the quarter the Company executed notes with two vendors to replace outstanding invoices and allow payments over time.  The Company is paying between 5-6% on these obligations and it has proven to help keep a positive relationship with these vendors.  The notes are pay able over 8 and 18 months.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

In April 2010, the Company sold 23,000 shares of Series A 10% Redeemable Convertible Preferred Stock, no par value, for $575,000 to two accredited investors.  The investors also received 575,000 warrants to purchase shares of common stock at $0.50 per share.  The warrants expire five years from date of issuance, April 2015.  The agreement was modified in August to increase the warrants to 821,629 and reduced the price to $0.35 per share as well as the conversion price for the Series A Preferred stock.  As part of the raise the Company paid a cash commission of $51,875 as well as issuing 133,928 shares of its common stock, valued at the time of issuance at $51,875.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

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

(2)   Incorporated by reference to the Company’s filing on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2010.

(3)  Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Pro-Tech Industries, Inc.
Date: November 15, 2010	By:	/s/ Donald Gordon
Donald Gordon
Chief Executive Officer

Registrant	Pro-Tech Industries, Inc.
Date: November 15, 2010	By:	/s/ Michael Walsh
Michael Walsh
Chief Financial Officer (Principal Financial Officer)