Form 10-K
period 2010-12-31
Pro-Tech Industries, Inc.
filed 2011-04-15
CIK 1402186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission file number: 000-53013

Pro-Tech Industries, Inc.
(Exact Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	90-0579362 (IRS Employer ID No.)

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. $3,345,202.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At April 13, 2011, there were 18,882,808 shares of Common Stock, $0.001 par value per share issued and 23,000 shares of preferred stock, $0.001 par value.

Documents Incorporated By Reference
None

Pro-Tech Industries, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters;
•	the assumptions described in this report underlying such forward-looking statements; and
•	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
o	those described in the context of such forward-looking statements;
o	future product development and manufacturing costs;
o	changes in our incentive plans;
o	timely development and acceptance of new products;
o	the markets of our domestic and international operations;
o	the impact of competitive products and pricing;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Unless otherwise noted, references in this Form 10-K to “Pro-Tech Industries”, “PTI”, “we”, “us”, “our”, and the “Company” means Pro-Tech Industries, Inc., a Nevada corporation.  Our principal place of business is located at 8550 Younger Creek Drive, Sacramento, CA 95828.   Our telephone number is (916) 504-4044.

PART I

ITEM 1. BUSINESS.

 Pro-Tech Industries was incorporated in the State of Nevada on April 4, 2007 (originally named Meltdown Massage and Body Works, Inc.), and was a development stage.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech”), and our Company  (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech shareholders acquired ten million (10,100,000) shares of our common stock, whereby Pro-Tech would become a wholly owned subsidiary of the Company. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company. The shares were issued with a restrictive transfer legend in accordance with Rule 144 under the Securities Act. The issuance of the securities above were effected in reliance on the exemptions for sales of securities  not involving a public  offering,  as set forth in Rule 506 promulgated  under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

Upon award, we design most projects with in-house NICET (National Institute for Certification in Engineering) certified project managers and designers. We also maintain close relationships with outside design firms and engineers to manage occasional overflow workloads. Design development typically includes close coordination with the prime contractor, as well as other sub-contractors.

Material is procured from a number of local and nation-wide fire protection suppliers. Fabricated materials are likewise obtained from these, as well as independent, fab shops. Both fabricated and loose materials are readily available from many excellent long-standing vendors there is no need to perform routine in-house fabrication, allowing us to keep overhead low.

Most installation work begins after a building is enclosed with walls and a roof, minimizing weather-related risks or delays. Regular site visits ensure smooth installation progress. Quality control is strictly maintained by site foremen, superintendents, and construction, project, and area managers. Additionally, work must pass inspection and testing requirements of project and fire department officials, providing the final seal-of-approval.

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

Pro-Tech services include:
•	Commercial, Special Hazards, and Industrial Overhead Wet Pipe, Dry Pipe, Pre-Action, Deluge and Foam
•	New Installations, Retro-Fits, Upgrades, Repairs, Design, Consultations and Analysis
•	Pumps, Hydrants, Backflow Preventers, Underground, Design and Consultation
•	5 Year Certification, Inspections and Testing
•	24 Hour Service
•	Alarm & Detection installation and monitoring, inspections and repairs
•	Electrical Services including design build, new construction, repairs, inspections and maintenance
•	Network cabling, system and structure testing and data networking and design

Management estimates that we have grown over twenty-fold in the 13 plus years that we have been serving our customers. With more than 150 years of combined fire protection experience among its staff and management, management believes that we deliver high quality service in the most economic manner, with a high degree of integrity, excellence and innovation within the fire protection industry.

We believe that the addition of the additional disciplines will help strengthen relationships with current customers as well as help us to establish ourselves with new customers with the ability to bid multiple disciplines on a project, while allowing us to more efficiently cover overhead costs.

Pro-Tech Telecommunications Segment

Pro-Tech Telecommunications provides inside/outside plant installation/implementation services, telecommunications hardware/software deployment (voice systems), maintenance support services, on-site technicians for telecommunications upgrades and cable system design services. In addition, Pro-Tech Telecommunications also has a full data networking group that can design, configure and deploy custom data networking solutions based on individual client needs. Pro-Tech Telecommunications provides the following services to commercial, government and other business enterprises.

Services Offered:
Infrastructure Systems/Services

•	Building Riser and Campus Systems
•	Cabinet and Rack Installation
•	Cable Tagging and Documentation
•	Communications Rooms, MDF, IDF
•	Optical and Copper Cable Installation
•	Raceway Systems
•	Wireless Connectivity Solutions

Low Voltage Systems
•	Security Systems
•	Fire Alarm

•	Card Access Control
•	CATV
•	Video Surveillance

Network Systems
•	Enterprise architecture strategy
•	Systems integration
•	IT infrastructure, implementation and support
•	Network security and remote access solutions
•	Authentication
Voice Systems

•	PBX
•	Key system
•	VoIP

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

Contract Process

A fair amount of Pro-Tech Telecommunication’s past business success was based on negotiated/relationship driven work. The current trend is more traditional bid work (i.e. blue print take offs and submitting price quotes to general contractors on bid day). With this, we are typically responding to formal “Request for Proposals” (RFPs) and looking for existing “Master Service Agreements” (MSAs) to amend our services too. We are always seeking out strategic partnerships to provide our customers with an overall integrated solution (i.e. equipment suppliers with our installation services).

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

As the SCS market is expected to grow, Pro-Tech Telecommunications will recognize significant revenue growth from the following industry segments and forecasted opportunities:

•	System Integrators – Negotiated bid work (i.e. existing relationships on current projects)
•	Commercial builders/developers – Bid work with strategic business partners (i.e. electrical and general contractors)
•	Modular furniture designers/builders - Office build outs, preferred vendor list, etc.
•	Commercial/industrial property management companies - Tenant improvement work, new and/or old shell build outs, etc.
•	Telecommunication/wireless vendors – Infrastructure upgrades, DEMARC extensions, etc.
•	Federal government contractors – Strategic partnerships, negotiated jobs, etc.
•	Federal, State, and local municipalities – GSA work, 8-A set aside, Multiple award schedules, cabling service contracts, etc.

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

In slow economic times, such as what we are currently experiencing, we feel that by developing our current associates to be able to cover more diverse functions, allows us to keep our seasoned employees. We can develop and cross train employees, within their respective disciplines, so that when the economy begins to grow, we will have a strong well trained staff to lead us. We also believe the expansion of our market, most recently to Reno and Las Vegas Nevada, puts us in strategic locations by covering the Northern and Southern California and Nevada markets, as well as giving us bases to access Arizona and Utah.

Focusing on expanding operating efficiencies is a focus we plan by having a corporate staff helping all disciplines with their billing, receiving, payables, payroll, insurance, benefits and human resource functions. We will be able to leverage a single corporate location to help cover all of our locations and disciplines and spread out the cost of overhead. We also feel there are economies of scale in insurance and benefit costs that a company with a larger employee base can afford.

We also plan to use this slow economic time to pursue strategic relationships with our customers, while watching for opportunities to pick up strategic acquisitions in some of our newer markets and business segments. We feel working to strengthen alliances during the hard times will put us in a stronger position to move forward and build our business when the economy begins to turn. Likewise there are many companies who are feeling the pinch of the current economics. There may be opportunities to merge, acquire or form strategic partnerships with these companies, which can in turn lead to additional growth in our current markets. This could also allow us to move into other markets we feel would add positive growth to the Company.

Client List

In addition to providing services directly to federal, state and local governments and Fortune 500 companies, the company has also established strong customer relationships with the following companies:

▪	Aerojet
▪	Hensel Phelps
▪	RQ Construction
▪	RA Birch
▪	Raley’s
▪	Soltek Pacific
▪	SouthWestern Dakotah
▪	Roebellen Construction
▪	Howard S. Wright Construction

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

Annual Meeting

On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the our Articles of Incorporation on May 11, 2009. The Company is now known as Pro-Tech Industries, Inc. and the new ticker symbol is “PTCK”. The shareholders also ratified RBSM, LLP as the Company’s auditors as well as re-elected Mr. Gordon, Mr. Engelbrecht, and Mr. Crane as members of the board of directors.

The Company was unable to hold Its annual meeting in 2010. We plan to have our meeting to take care of corporate governance in 2011, which would include the ratification of our public accountants and the re-election of our Board of Directors.

 Employees

The Company has approximately 85 full time employees including 17 executive and administrative staff, 5 in engineering, 6 in sales and marketing, with the balance working in the field as superintendents, foreman, journeyman or apprentices.

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

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern specifically in Note C to the financial statements. The report states that we depend on the continued contributions of our executive officers to develop profitable operations and to obtain additional funding sources and for our company’s ability to  explore potential strategic relationships to provide capital and other resources for the further development and marketing of its products business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we have been required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2010, furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2.  DESCRIPTION OF PROPERTY

Facilities

PTI’s headquarters are currently located in two facilities totaling 22,000 square feet in Sacramento, California. This building is shared jointly with the fire protection and telecommunications segments. We also have branch offices in Oceanside, CA and Las Vegas and Reno, NV. The bulk of the workforce is out in the field.

The Company signed a 3 year lease with a two year option beginning December 2009. The monthly lease cost is $5,550 per month for the two buildings and ends in December 2012.

We are currently 1 year into a 3 year lease in our Oceanside office. We extended our lease late in 2010 which allowed us to gain more favorable terms over the extension than the rate remaining on the lease had we finished the one year remaining on the old lease. The monthly lease cost is $3,787 per month.

Our Reno office is also in a month to month lease and we are assessing the opportunity to renegotiate the lease. The monthly lease cost is $1,000 per month.

Our Las Vegas office was opened in a 2,800 square foot building in North Las Vegas. We have a 40 month lease in this facility. The monthly lease cost is $2,545 per month and ends in December 2011.

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

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of our common stock commenced trading on January 30 2009, on the National Association of Securities Dealers Inter-dealer Quotation System Over The Counter Bulletin Board under the symbol “MMBW.OB” and was subsequently changed to “PTCK.OB” in May 2009. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the Over the Counter Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2010
First Quarter (January – March 2010)	$1.75	$0.28
Second Quarter (April – June 2010)	$0.65	$0.20
Third Quarter (July – September 2010)	$0.40	$0.13
Fourth Quarter (October – December 2010)	$0.40	$0.13

Fiscal Year 2009
First Quarter (January – March 2009)	$3.45	$2.05
Second Quarter (April – June 2009)	$3.55	$2.80
Third Quarter (July – September 2009)	$3.00	$1.90
Fourth Quarter (October – December 2009)	$1.50	$0.65
Fiscal Year 2008 (not traded prior to Jan 2009)

Fiscal Year 2008 (not traded prior to Jan 2009)

On March 29, 2011, the closing bid price of our common stock was $0.25.

Holders

As of December 31, 2010, there were 18,832,808 shares of our common stock issued and outstanding and held by 36 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2010. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Island Stock Transfer, 100 Second Avenue South, Suite 705S, St Petersburg, FL 33701 acts as transfer agent for our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock, and we do not have any equity compensation plans.

As a result, we did not have any options, warrants or rights were outstanding as of December, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Total	- 0 -	- 0 -	- 0 -

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

On January 19, 2009 the Company issued 1,000,000 shares to key employees of the Company as an incentive bonus. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act. The shares will vest 1/36th every month beginning January 31, 2009 until fully vested on December 31, 2011. The employee must be employed on date of vesting in order to receive the shares.

In April 2010, we sold 23,000 shares of our Series A Convertible Redeemable Preferred Stock in a private placement at a price of $25 per share. The total purchase price was $575,000 and the proceeds to our company, net of commissions paid to our investment advisor, were approximately $523,125. The investors received 575,000 warrants to purchase common stock. Each warrant is exercisable for a period of five years, with an exercise price of $0.50. In July 2010, the Company amended the purchase and warrant agreement to amend the strike price on the warrants from $0.50 to $0.35 per share. All other terms remained the same. This amendment increased the warrants by 321,429 to a total of 821,429 warrants.

As part of the capital raise the Company paid 133,928 shares of its common stock as commissions.

On November 3, 2010 the Company issued 300,000 shares to key employees of the Company as an incentive bonus. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, Pro-Tech had fair access to and was in possession of all available material information about our company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act. The shares will vest 1/12th every three months beginning January 31, 2011. The employee must be employed on date of vesting in order to receive the shares.

ITEM 6.  SELECT FINANCIAL DATA.

This section is not applicable since we are a small reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this annual report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this annual report should be read as applying to all related forward-looking statements wherever they appear in this annual report. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this annual report.

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Revenue

Revenues were $13,890,892 for the year ended December 31, 2010, an increase of $266,906, or 2%, from revenues of $13,623,986 for the year ended December 31, 2009. The increase was pretty flat compared to prior year and represents the results of a slow economy. The increase came primarily from our Fire Life Safety division offset by a decrease in our Telecommunications division.

Fire Life Safety segment revenue for the year ended December 31, 2010 and 2009 were approximately $10,681,000 or 77% and $9,342,000 or 69% of total revenue, respectively. The increase in revenue was hard work and diligence by our sales group in mining new markets and customers previously not worked with. We hope to continue looking and winning opportunities in these markets, as well as expansion in to some other related market segments. Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the year ended December 31, 2010 and 2009 was approximately $3,209,000 or 23% and $4,282,000 or 31% of total revenue, respectively. The large contract that has supported this group is starting to wind down. While there could be additional opportunities with this customer, management is reviewing how to gain traction into other areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable. Management is exploring the means to leverage these opportunities and relationships in these trying times.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs. Our cost of revenue was $9,119,909 or 66% of revenue for the year ended December 31, 2010, compared to $8,064,534 or 59% for the same period of the prior year. The dollar increase in our total cost of revenue is due primarily to the corresponding increase in the percentage of cost of sales during the year ended December 31, 2010. The cost of revenue percentage is expected to vary depending on our mix of project revenue and segment revenue. The cost increase is representative of current economic conditions tightening margins, especially on contract type jobs. The Company feels it is imperative that they be competitive without underbidding to win jobs.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the year ended December 31, 2010 and 2009 was approximately $6,117,000 and 57% and $4,789,000 and 51%, respectively. The dollar increase in our cost of revenue is primarily due to the corresponding increase in revenues during the year ended December 31, 2010, as well as an increase in dollars due to higher cost of sales as a percentage of sales. The change in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and the more competitive bid environment reducing the margins available on work won.

Telecommunication segment cost of revenue and cost of revenue as a percentage of revenue for the year ended December 31, 2010 and 2009 was approximately $3,002,000 and 94% and $3,276,000 and 77%, respectively. The dollar decrease in cost of revenue is primarily due to the reduction in sales. The increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations, plus the cost of initial expansion into additional segments of the telecommunications market. The division is also review some cost recuperation credits with two of its subcontractors in relation to incorrect billings during 2010. We are also addressing recuperating costs from a major customer in relation to billing and cost issues on a project. Management hopes to solve some of these issues during the first and second quarters of 2011. Management believes, but cannot guarantee, that some of the administrative costs should be better leveraged as this division grows.

Selling, general and administrative

Selling, general and administrative expenses were $4,314,596 for the year ended December 31, 2010 compared to $5,821,543 for the year ended December 31, 2009, a reduction of $1,506,947. The selling, general and administrative cost related to revenues decreased to 31% for year ended December 31, 2010 as compared to 43% for the year ended December 31, 2009. The Company is working hard on keeping these costs controlled in order to keep leveraged as revenues increased. We also recognize the importance of being staffed appropriately to allow for timely and accurate distribution of information to allow management to properly do their jobs.

The decrease is primarily a result of a decrease in legal and accounting expense of approximately $144,000 due to defense of the union and bank lawsuits, for which the union suit has been settled and decrease in accounting fees associated with review and reporting requirements. Prior to the merger, we were not required to have annual audits or quarterly reviews, causing  extra costs the reviews and audits of 2009 to catch up the past reporting periods. The remainder of the decrease was primarily attributable to salaries and benefits of reduced staffing levels, consolidation of rents and an older fleet which has reduced our vehicle leasing costs.

Depreciation and amortization

Depreciation and amortization expense increased to $263,784 for the year ended December 31, 2010 compared to $245,090 in the year ended December 31, 2009. The increase came primarily from the amortization related to deferred finance costs of the capital raise in April 2010, plus increase in depreciation due to the leasehold improvements from 2009, offset by the reduction in the amortization of the intangibles from the Conesco purchase. This amortization finalized in August 2010.

Interest

Net interest expense increased to $139,351 for the year ended December 31, 2010 compared expense of $94,900 for the year ended December 31, 2009. This change was primarily due to the increase in interest expense due to full use of the line of credit for working capital purposes, notes payable and fees and costs of late payments due to tight cash constraints.

Income Tax

Income tax benefit decreased to $80,490 for the year ended December 31, 2010 from $174,901 for the year ended December 31, 2009. This is a $94,411 decrease in benefit due mainly to the movement of the section 481a adjustment of $424,814 from deferred status at December 31, 2009 to current at December 31, 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note C to our consolidated financial statements.

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policies are critical to understanding and evaluating our reported financial results:

Revenue Recognition

We recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. We also recognizes revenue from non-fixed price (time and materials) contracts.  The revenue from these contracts is billed monthly and is based on actual time and material costs which have occurred on the job for the billing period.

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

Stock Based Compensation

We adopted the fair value recognition provisions Accounting Standard Codification sub-topic 718-10 (ASC 718-10) Compensation, to account for compensation costs under our stock option plans. In adopting ASC 718-10, we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date or earlier period. We used the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Derivative financial instruments

On October 1, 2010, we adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the periods ended December 31, 2010 and 2009.

We used derivative financial instruments for trading purposes also. Credit risk related to the derivative financial instrument is managed by periodic settlements. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

Effect of Related Prospective Accounting Pronouncement

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the us on October 1, 2009.  The Company’s Series A (convertible) Preferred Stock has certain reset provisions that require the us to reduce the conversion price of the Series A (convertible) Preferred Stock if we issues equity at a price less than the conversion price.  Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the we sells equity at a price below the conversion price of the Series A Preferred Stock. Along with Preferred Stock, Warrant were also issued, which also has certain reset provisions that require us to reduce the exercise price of the warrants on certain conditions.

Therefore, in accordance with ASC 815-40, we determined the fair value of the initial reset provision of $453,711 at April 15, 2010 on Preferred Stock and Warrants, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 4.00%, expected volatility of 176.1%, and expected life of 1 year and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $453,711 and a reduction to series A convertible redeemable preferred stock.  Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.  We issued additional warrants which increased the reset provision by $59,944 in August 2010.  The addition was used in the calculation for the reset values at December 31, 2010.

The fair value of the reset provision of $547,472 at December 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	0%
Volatility	269.94%
Risk free rate:	4.00%

The change in fair value of the Warrant and Preferred stock derivative liability resulted in a current year non-operating income to operations of $33,818.

Financial Instruments Measured at Fair Value

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

Level 3 Liabilities are comprised of the fair value of issued warrants with reset provisions and the Series A convertible redeemable preferred stock with reset provisions.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

LIQUIDITY AND CAPITAL RESOURCES

 Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

For the twelve months ended December 31, 2010, we experienced a net loss of $2,559,004. At December 31, 2010, we had $323,472 in cash. Accounts receivable, net of allowances for doubtful accounts, were $2,471,505 at the end of 2010, which at 68% of total assets is approximately 30% higher than at December 31, 2009. The increase as a percent of total assets is primarily due to the reduced asset base following the write off of assets from discontinued operations.

At December 31, 2010, we had negative working capital from continuing operations of $517,524 compared to negative working capital from continuing operations of $43,222 at December 31, 2009. The ratio of current assets to current liabilities of continuing operations stayed was 0.87:1 at December 31, 2010 compared to 0.98:1 at December 31, 2009. Cash flow provided by operations during 2010 was $342,689 compared to $1,015,010 at December 31, 2009. Management feels the working capital number is somewhat misleading as the Company is currently carrying approximately $547,000 in warrant and derivative liabilities that will not lead to actual cash disbursements. We believe there will be an improvement in the working capital during the first quarter of 2011. Management anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at December 31, 2010 included cash of $323,472, and $2,471,505 net accounts receivable. Management believes that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For year ended December 31, 2010, we generated $342,689 from our continuing operating activities, primarily as a result of our net income from continuing operations of $99,925, increase in billing in excess of cost of $211,715, depreciation and amortization of $192,670, bad debt allowance and write offs of $104,668 and by increase in accounts payable of $280,479,  reduction for gain on fair value change of warrants of $33,818,  primarily offset by an increase in contracts receivable of $536,717, an increase in costs in excess of billings of $224,069, and decrease in deferred tax liabilities of $80,490. By comparison, net cash provided by continuing operating activities was $1,015,010 for the year ended December 31, 2009. This was primarily driven by a large decrease in receivables due to collection of retention and reduced sales. This was offset primarily by an increase in inventory, billings in excess of costs and a reduction of payables of $151,395, $613,885, and $635,007, respectively.

There was limited investing activity from continuing operations during for the period ended December 31, 2010.  The activity consisted of upgrading security monitors at the Sacramento offices. The investing activity during 2009 consisted of the purchase of computers and equipment, and the build out of the Company’s new offices of approximately $278,455.

Financing activity from continuing operations for 2010 consisted of payments on long term debt obligations of $118,690 offset by line of credit borrowings of $50,000 and the sale of Series A preferred stock with gross proceeds of $575,000 and short term notes of $17,500. For 2009, financing activity from continuing operations consisted of payments on long term debt obligations of $938 offset by line of credit borrowings of $244,500.

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

Accordingly, we believe cash flow, by encompassing our acquisition efforts, profit margins and the use of working capital over our approximately three month working capital cycle, is an effective measure of operating effectiveness and efficiency when considered in light of our business plan for acquisitions and regional growth. Management anticipates positive cash flows from operations beginning the second quarter of 2011.

Our registered independent certified public accountants have stated in their report dated April 15, 2011 that we have incurred operating losses in the last two years, and that we are dependent upon the management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern. This statement in the accountants’ report may make it more difficult to obtain future financing.

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at December 31, 2010 was $950,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility or find other funding sources to increase the facility to $1.5 million in the future. Our management believes an increased line of credit facility would help to provide adequate liquidity and financial flexibility to support our expected growth beginning in the second quarter of 2011 and beyond.

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

Effective October 13, 2010, our company executed a new credit facility decreasing the line to $975,000. The interest rate remains at .5% less than the lender’s index rate, currently 4.5% and the maturity date was reset to September 30, 2011. With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement. As part of the new agreement, we were required to pay down $25,000 by December 31, 2010 and an additional $25,000 by March 31, 2011. The bank has waived the covenants through June 30, 2011, provided the payments are made in accordance with the extension.

Should the current financing arrangements prove to be insufficient for our current needs; we are willing to go to the capital markets to raise the necessary capital to meet these needs.

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013, respectively. The notes carry interest rates of 7.76% and 5.5%, respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held. The current balances at December 31, 2010 on these two notes are $174,576 and $158,006, respectively.

During the year ended December 31, 2010, the Company executed notes with two vendors to replace outstanding invoices and allow payments over time. The Company is paying between 5-6% on these obligations and it has proven to help keep a positive relationship with these vendors. The notes are payable over 8 and 18 months, respectively. These notes are classified under Long Term Liabilities Discontinued Operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations from continuing operations and their indicated value at December 31, 2010:

For the twelve months ended December 31,

	2011	2012	2013	2014	Fair Value
Fixed Rate Debt	$215	$95	$72	$16	$398
Average Interest Rate	5.5%	3.6%	3.2%	0%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRO-TECH INDUSTRIES, INC.

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pro-Tech Industries, Inc.
Sacramento, California

We have audited the accompanying consolidated balance sheets of PRO-TECH INDUSTRIES, INC., (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statement of operations, (deficiency) in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has incurred significant losses and has a working capital and capital deficiencies as of December 31, 2010. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note C to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern

/s/RBSM LLP

New York, New York
April 15, 2011

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$323,472	$186,894
Contract receivable, net of allowance for doubtful accounts as of December 31, 2010 and December 31, 2009, of $100,000 and $50,000, respectively (Note E)	2,471,505	2,077,643
Costs and estimated earnings in excess of billings (Note F)	347,254	123,185
Inventory	59,948	151,394
Other current assets	127,399	231,386
Deferred financing cost, net	30,130	-
Discontinued operations (Note D)	-	2,064,466
Total current assets	3,359,708	4,834,968

Property plant and equipment, net (Note H)	282,183	298,141

Other Assets:
Intangibles, net of accumulated amortization as of December 31, 2010 and December 31, 2009, of $283,979 and $181,431, respectively (Note I)	-	102,548
Deposits	10,856	10,856
Discontinued Operations (Note D)	-	335,581
Total assets	$3,652,747	$5,582,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses (Note J)	$1,821,676	$1,630,846
Short term note payable	26,658	-
Notes payable – current portion (Note L)	214,872	184,512
Accruals on uncompleted projects (Note F)	310,082	98,367
Reserve for loss on uncompleted contracts	6,472	-
Line of credit (Note K)	950,000	900,000
Warrant and preferred stock derivative liability	547,472	-
Discontinued operations (Note D)	554,114	1,429,275
Total current liabilities	4,431,346	4,243,000

Long -Term Liabilities:
Notes payable- others – long term portion (Note L)	183,530	332,580
Discontinued Operations (Note D)	123,526	81,491
Total Long Term Liabilities	307,056	414,071

Series A 10% convertible redeemable preferred stock, $0.001 par value, 40,000 shares authorized; 23,000 and 0 issued and outstanding, (net) at December 31, 2010 and December 31, 2009, respectively (face value $575,000 and $0, respectively)	459,411	-

Stockholders' Equity (Deficit):
Preferred stock, undesignated, $0.001 par value; 4,960,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,832,808 and 18,593,880 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	18,833	18,594
Additional paid in capital	1,152,934	1,421,467
Accumulated deficit	(2,716,833)	(515,038)
Total stockholders’ equity (deficit)	(1,545,066)	925,023

Total liabilities and stockholders' equity (deficit)	$3,652,747	$5,582,094
See accompanying notes to these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net revenue	$13,890,892	$13,623,986
Cost of sales	9,119,909	8,064,534
Gross profit	4,770,983	5,559,452

Operating Expenses:
Depreciation and amortization (Notes H, I & M)	263,784	245,090
Selling, general and administrative	4,314,596	5,821,543
Total Operating Expenses	4,578,380	6,066,633

Income (Loss) from Operations	192,603	(507,181)

Other Income (Expense):
Gain on change in fair value of derivative liability	(33,818)	-
Interest expense, net	(139,350)	(94,900)
Total Other Income (Expense)	(173,168)	(94,900)

Income (loss) income before income taxes	19,435	(602,081)

Income tax benefit (expense)	80,490	174,901

Income(loss) from continuing operations	99,925	(427,180)

Income(loss) from discontinued operations (Note D)	(2,260,864)	(87,858)

Net Income(Loss)	(2,160,939)	(515,038)

Preferred stock dividends and amortized discount	398,065	-

Net Income(loss) attributable to common shareholders	$(2,559,004)	$(515,038)

Net income (loss) per share from continuing operations:
Basic	$0.01	$(0.02)
Diluted	$0.00	$(0.02)

Net income (loss) per share:
Basic	$(0.12)	$(0.03)
Diluted	$(0.12)	$(0.03)

Net income (loss) per share attributable to common shareholder:
Basic	$(0.14)	$(0.03)
Diluted	$(0.14)	$(0.03)

Weighted average common shares outstanding (Note C):
Basic	18,209,335	17,766,190
Diluted	21,152,335	17,766,190

See accompanying notes to these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 2010

	Common Stock Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2009	14,600,000	$14,600	$898,961	$-	$913,561

Shares issued for purchase of Conesco, Inc. at $0.127 (Note I)	3,000,000	3,000	378,000	-	381,000
Shares issued to key employees @ $0.144 (Note N)	963,880	964	47,036	-	48,000
Shares issued to Board of Directors @ $3.25 (Note N)	30,000	30	97,470	-	97,500
Net loss	-	-	-	(515,038)	(515,038)
Balance at December 31, 2009	18,593,880	$18,594	$1,421,467	$(515,038)	$925,023

Unvested shares returned from key employees	(195,000)	(195)	195	-	-
Vesting of Deferred compensation	-	-	37,039	-	37,039
Stock issued as commission on capital raise (Note M)	133,928	134	51,741	-	51,875
Shares issued to key employees @ $.015 (Note N)	300,000	300	(300)	-	-
Amortization of Beneficial Conversion Feature and warrant liability of Series A Preferred Stock	-	-	(357,208)	-	(357,208)
Preferred dividend	-	-	-	(40,856)	(40,856)
Net loss	-	-	-	(2,160,939)	(2,160,939)
Balance at December 31, 2010	18,832,808	$18,833	$1,152,934	$(2,716,833)	$(1,545,066)

The accompanying notes are an integral part of these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:
Net income (loss) from operations	$(2,160,939)	$(515,038)
Income (loss) from discontinued operations	(2,260,864)	(87,858)
Income (loss) from continuing operations	99,925	(427,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	192,670	245,090
Amortization of deferred financing costs paid by stock	35,557	-
Bad debt write off	54,668	128,031
Accrual for bad debt allowance	50,000	(76,000)
Change in fair value of warrant and preferred stock derivative liability	33,818	-
Amortization of deferred compensation	37,039	145,500
Accruals (reversal) of loss against uncompleted contracts	6,472	(20,995)
Deferred tax liability (asset)	(80,490)	(148,615)
(Increase) decrease in:
Contract receivable	(536,717)	2,508,727
Inventory	91,446	(151,395)
Deferred finance cost	(13,811)	-
Other current assets, net	103,987	37,585
Costs and estimated earnings in excess of billings	(224,069)	23,153
Billings in excess of costs and estimated earnings	211,715	(613,885)
Increase (decrease) in:
Accounts payable and accrued expenses, net	280,479	(635,007)
Net Cash Provided by Continuing Operating Activities	342,689	1,015,010
Net Cash Used in Discontinued Operating Activities	(786,353)	(931,862)
Net Cash (Used in) Provided by Operating Activities	(443,664)	83,148

Cash Flows From Investing Activities:
Purchase of property and equipment	(74,164)	(278,455)
Net Cash Used In Continuing Investing Activities	(74,164)	(278,455)
Net Cash Provided by Discontinued Investing Activities	-	9,043
Net Cash Used In Investing Activities	(74,164)	(269,412)

Cash Flows From Financing Activities:
Proceeds from short term borrowings	17,500	-
Proceeds from sale of convertible redeemable preferred stock	575,000	-
Payments of long term debt	(118,690)	(938)
Proceeds from line of credit	50,000	244,500
Net Cash Provided by Continuing Financing Activities	523,810	243,562
Net Cash Provided by Discontinued Financing Activities	130,597	42,701
Net Cash Provided by Financing Activities	654,407	286,263

Net increase in Cash And Cash Equivalents	136,578	99,999

Cash and cash equivalents at beginning of period	186,894	86,895
Cash and cash equivalents at the end of period	$323,472	$186,894

See accompanying notes to these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(continued)

	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$139,351	$94,900
Cash paid during period for taxes	$-	$-

Non-cash Investing and Financing Activities:
Acquisition:
Current assets acquired	$-	$338,435
Equipment and other assets acquired	-	6,505
Intangible assets acquired	-	615,054
Liabilities assumed	-	(578,994)
Shares issued as consideration	$-	$381,000

Fair value of warrants issued with series A redeemable preferred stock	$264,730	$-
Beneficial conversion feature of series A redeemable preferred stock	$513,655	$-
Preferred stock dividend – non-cash	$40,856	$-
Amortization of BCF transferred to additional paid in capital	$357,209	$-

The accompanying notes are an integral part of these consolidated financial statements

PRO-TECH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A - BUSINESS DESCRIPTION

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Company was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December 31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. (“Pro-Tech”). On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the Company Articles of Incorporation on May 11, 2009. The Company is now known as Pro-Tech Industries, Inc. (“PTI”) and the ticker symbol is PTCK.

The consolidated financial statements include the accounts of PTI, Pro-Tech and Conesco, Inc., the operating subsidiaries (collectively, the “Company”).

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

On January 16, 2009, the Company acquired Conesco, Inc. (“Conesco”) in a stock for stock exchange. Conesco has been a provider of commercial flooring products, installation, maintenance and design consultation services to businesses throughout Northern California since 1993

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement. The final terms of the definitive agreement are in the process of being finalized and management projects to complete the sale in the second quarter of 2011. The letter of intent is non-binding and either side may terminate with written notice. These consolidated financial statements include disclosure of the results of operations for Conesco, for all periods presented, as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

In October 2010, due to economic conditions and capital constraints, Pro-Tech decided to shut down its electrical division. Pro-Tech was unable to penetrate the market and felt it was in the best interest of the company to concentrate on its core fire protection division as well as the telecommunications division, which have been more successful in finding and retaining business. These consolidated financial statements include disclosure of the results of operations for the Electrical division, for all periods presented, as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

As a result of the Share Exchange, there was a change in control of the Company. In accordance with Accounting Standards Codification Subtopic 850-10, Business Combination (“ASC 805-10”), the Company was the acquiring entity. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination. For accounting purposes, the Company accounted for the transaction as a reverse acquisition with the Pro-Tech as the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Share Exchange, the Company was an inactive corporation with no significant assets and liabilities.

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

The Company has entered into a LOI with the former owner of Conesco, Inc. to buy all of the outstanding shares of Conesco. The accompanying consolidated financial statements include the historical financial condition, results of operations and cash flows of Pro-Tech showing Conesco as a discontinued operation through July 31, 2010.

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

Inventory

The Company maintains an inventory which primarily consists of small parts such as sprinkler heads, gaskets, pipe joints, junction boxes, outlets, etc. which comes from closed jobs or economical buying opportunities. They get used for repair work or filler when jobs run short. The inventory on hand was $59,948 and $151,394 at December 31, 2010 and December 31, 2009, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $22,084 and $29,034 of advertising costs for the twelve months ended December 31, 2010 and 2009, respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $100,000 and $50,000 as of December 31, 2010 and December 31, 2009, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the periods ended December 31, 2010 and 2009, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company reported a net loss for the periods ended December 31, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of December 31, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive. Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

The following reconciliation of net income and share amounts was used in the computation of income (loss) per share for the period ended December 31, 2010:

December 31, 2010

Net income from continuing operations used in computing basic net income	$99,925
Less: Preferred stock dividend and amortized warrant and discount	(398,065)
Net loss from continuing operations in computing diluted net loss per share	$(298,140)

The weighted average shares outstanding used in the basic net income per share computations for period ended December 31, 2010 was 18,209,335. In determining the number of shares used in computing diluted loss per share, the Company added approximately 2,943,000 potentially dilutive securities for the period ended December 31, 2010. The potentially dilutive securities added were mostly attributable to unvested grants, the warrants, and convertible preferred shares outstanding. As a result, the diluted loss per share for the period ended December 31, 2010 was $0.00.

Derivative financial instruments

On October 1, 2010, the Company adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the periods ended December 31, 2010 and 2009.

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

Effect of Related Prospective Accounting Pronouncement

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging,; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s Series A (convertible) Preferred Stock has certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if the Company issues equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock. Along with preferred stock, warrants were issued which carry a certain reset provision that require us to reduce the exercise price of the warrants on certain conditions.

Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision of $453,711 at April 15, 2010 on preferred stock and warrants using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 4.00%, expected volatility of 176.1%, and expected life of 1 and 5 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $453,711 and a reduction to series A convertible redeemable preferred stock. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The Company issued additional warrants which increased the reset provision by $59,944 in August 2010. The addition was used in the calculation for the reset values at December 31, 2010.

The fair value of the reset provision of $547,472 at December 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	0%
Volatility	269.94%
Risk free rate:	4.00%

The change in fair value of the warrant and preferred stock derivative liability resulted in a current year non-operating income to operations of $33,818.

Stock Based Compensation

The Company adopted the fair value recognition provisions Accounting Standard Codification sub-topic 718-10 (ASC 718-10) Compensation, to account for compensation costs under our stock option plans. In adopting ASC 718-10, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The Company had no outstanding unvested awards at the adoption date or earlier period. The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

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

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual amounts could differ from those estimates.

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

Reclassifications

Certain reclassifications have been made to confirm prior period data to the current presentation. These reclassifications had no effect on reported income.

Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2010, the Company incurred net losses attributable to common shareholders of $2,559,004 and used $443,664 in cash for operating activities during year ended December 31, 2010. At December 31, 2010, the Company had a working capital deficit The Company is in default in covenant on Line of Credit. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. Management is devoting substantially all of its efforts to increase its business profitability, as well as raising additional debt or equity financing.  The Company is continuing to explore potential strategic relationships to provide capital and other resources for the further development and marketing of its products.  There can be no assurance that the Company’s business or financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

In January 2010 the FASB issued Update No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”) an update of ASC 810 Consolidation  2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force (“2010-03”) an update of ASC 505 Equity . 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their effect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE D – DISCONTINUED OPERATIONS

Effective October 1, 2010 after having carefully evaluated all options, Pro-Tech determined to abandon our electrical division as we no longer consider the business to be economically viable due to economic conditions and capital constraints. The proposed electrical division was compromised by inefficient operations and cost overruns on three of its four most recent projects. We feel that the investment needed and the tough economic conditions do not make it prudent to continue on with this division. Accordingly, we have determined that our best course of action was to preserve value of the remaining divisions of Pro-Tech by winding down the electrical operations which we have done on an orderly basis. The historical operations and costs of the electrical division and its assets and liabilities at December 31, 2010 and 2009 are classified as discontinued operations in the accompanying consolidated financial statements.

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement. The final terms of the definitive agreement are in the process of being finalized and management projects to complete the sale in the second quarter of 2011. The letter of intent is non-binding and either side may terminate with written notice. These consolidated financial statements include disclosure of the results of operations for Conesco, for all periods presented, as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss from discontinued operations:
	2010	2009
Loss from discontinued operations	$1,140,934	$87,858

Loss on abandonment of assets	1,119,930	-
Transaction costs incurred
	-	-
Total loss on disposal/abandonment of discontinued operations	$2,260,864	$87,858

Assets and liabilities of discontinued operations:
	2010	2009
Assets:
Cash	$-	$(14,404)
Receivables	-	1,772,409
Costs and estimated earnings in excess of billings	-	182,888
Inventory	-	122,573
Other current assets	-	1,000
Current assets of discontinued operations	-	2,064,466

Property, plant and equipment:	-	-
Non-current assets of discontinued operations	-	335,581

Total assets of discontinued operations	$-	$2,400,047

Liabilities:
Accounts payable	$436,669	$1,192,365
Accrual on uncompleted projects	-	146,396
Reserve for loss on uncompleted projects	-	90,514
Note payable	240,971	81,491

Total liabilities of discontinued operations	$677,640	$1,510,766

NOTE E – CONTRACT RECEIVABLES

Contract receivables at December 31, 2010 and December 31, 2009 consist of the followings:

	2010	2009
Contracts receivables	$2,265,904	$1,911,596
Retention receivables	305,601	216,047
Allowance for doubtful accounts	(100,000)	(50,000)
	$2,471,505	$2,077,643

NOTE F – UNCOMPLETED CONTRACTS

At December 31, 2010 and December 31, 2009, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	2010	2009
Costs incurred to date on uncompleted contracts	$7,983,803	$15,125,003
Estimated earnings	3,669,591	2,855,115
	11,653,394	17,980,118
Less: billed revenue to date	11,615,722	17,955,300
Under (over) billings, net	$37,672	$24,818

Costs and estimated earnings in excess of billings	$347,754	$123,185
Less: accruals on uncompleted contracts	(310,082)	(98,367)
Under (over) billings, net	$37,672	$24,818

NOTE G – BACKLOG

The following schedule summarizes changes in backlog on contracts from January 1, 2009 through December 31, 2010. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at January 1, 2009	$3,991,817
New contracts for the year ended December 31, 2009	16,317,266
Add: contract adjustments	873,496
Less: revenue for the year ended December 31, 2009	(13,623,986)
Backlog balance at December 31, 2009	$7,558,593

Backlog balance at January 1, 2010	$7,558,593
New contracts for the year ended December 31, 2010	10,545,418
Add: contract adjustments	989,913
Less: revenue for the year ended December 31, 2010	(13,890,892)
Backlog balance at December 31, 2010	$5,203,032

NOTE H – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2010 and December 31, 2009 consist of the followings:

	2010	2009
Vehicles	$262,768	$196,949
Leasehold improvements	237,013	232,628
Office equipment	213,090	208,279
Tools and other equipment	228,672	228,672
	941,543	866,528
Less: accumulated depreciation	659,360	568,387
Net Property and Equipment	$282,183	$298,141

Depreciation expense was $90,121 and $63,659 for the years ended December 31, 2010 and 2009, respectively.

No assets were disposed of during the years ended December 31, 2010 and 2009.

NOTE I – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets: Conesco backlog, customer lists	$283,979	$(181,431)	$102,548	$-	1.5
Goodwill - Conesco	-	-	-	-
Total	$283,979	$(181,431)	$102,548	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets: Conesco backlog, customer lists	$283,979	$(283,979)	$-	$-	1.5
Goodwill - Conesco		-	-	-
Total	$283,979	$(283,979)	$-	$-

Total amortization expense charged to operations for the year ended December 31, 2010 and 2009 was $102,548 and $181,431, respectively. There is no amortization remaining.

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $331,075 as a result of the acquisitions of Conesco, Inc. during the year ended December 31, 2010. The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples to its competitors. At December 31, 2010, the Company has determined that the value of Conesco’s goodwill should be written off due to the pending disposal. There is no remaining value to this line item and it has been written off as part of the cost of discontinued operations.

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

Intangibles of $615,054 represented the excess of the purchase price over the fair value of the net tangible assets acquired. The Company amortized the intangibles over 18 months and they were fully amortized during the quarter ended September 30, 2010.

NOTE J – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and December 31, 2009:

	2010	2009
Accounts payable	$1,699,335	$1,506,531
Accrued payroll and vacation	49,934	(11,915)
Accrued payroll taxes	3,026	74
Other liabilities	69,381	136,156
Total	$1,821,676	$1,630,846

NOTE K – BANK LINE OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $1,000,000. The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note P). The line of credit bears interest at the Bank rate minus 0.5%, per annum, with interest due and payable monthly and expires on December 31, 2010. The balance outstanding under the line of credit at December 31, 2010 and December 31, 2009 amounted to $950,000 and $900,000 respectively, leaving a balance available on the line of $0 and $100,000, respectively. The Company is required to maintain certain bank loan covenants. At December 31, 2010 and December 31, 2009, the Company was not in compliance with certain bank loan covenants. On October 12, 2010, the Company executed an extension to June 30, 2011 on the line of credit. As part of the agreement, the line was reduced to $975,000 effective on the date of signing. The Company is required to make additional pay downs by December 31, 2010 and March 31, 2011, of $25,000 each. The bank has waived the covenants through June 30, 2011, provided the payments are made in accordance with the extension.

NOTE L – NOTES PAYABLE

Notes payable at December 31, 2010 and December 31, 2009 are as follows:
	2010	2009
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,090.68, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note P).	$174,576	$312,009
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,776.33, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note P).	158,006	205,083
Note payable to Ford Motor credit, 0% interest; secured by 2011Ford Escape. Payments of $678.16 monthly for 48 months.	32,552	-
Note payable to Ford Motor credit, 0% interest; secured by 2010 Ford Fusion. Payments of $693.09 monthly for 48 months.	33,268	-
Total notes payable	398,402	517,092
Less: current portion	214,872	184,512
Notes payable – long term	$183,530	$332,580

Aggregate maturities of long-term debt as of December 31, 2010 are as follows:

Year ended	Amount
December 31, 2011	$214,872
December 31, 2012	94,987
December 31, 2013	72,087
December 31, 2014	16,456
Total	$398,402

NOTE M – PREFERRED STOCK

We have designated 40,000 shares of preferred stock as Series A convertible redeemable preferred stock $0.001 par value, which may be issued in one or more sub-series, and have authorized the issuance of 23,000 shares of Series A convertible redeemable preferred stock. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $0.50 per share, subject to adjustment for customary anti-dilution provisions. Holder may redeem the Series A Preferred Stock partially or in full at the purchase price subject to the holder’s conversion rights or redemption rights. The Series A Preferred Stock accrues dividends at an annual rate of 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

During April 2010, we sold 23,000 shares in a private placement at a price of $25 per share. The total purchase price was $575,000 and the proceeds to our company, net of commissions paid to our investment advisor, were approximately $523,125. The investors received 575,000 warrants to purchase common stock. Each warrant is exercisable for a period of five years, with an exercise price of $0.50. Since the Series A convertible redeemable preferred stock may ultimately be redeemed at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2010.

As part of the raise the Company paid cash commission of $51,875 as well as issuing 133,928 shares of its common stock, valued at the time of issuance at $51,875, which was shown as deferred finance costs. During the twelve month period ending December 31, 2010 the Company amortized $71,114.

In July 2010, the Company amended the purchase and warrant agreement to amend the conversion price on preferred stock and the strike price on the warrants from $0.50 to $0.35 per share. All other terms remained the same. This amendment increased the warrants by 321,429 to a total of 821,429 warrants.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”,  a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $264,730 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $248,924 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 176.1%, (3) weighted average risk-free interest rate of 4%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $513,655, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period of one year (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). The charge to additional paid in capital for the year ended December 31, 2010 was $357,208.

For the year ended December 31, 2010 the Company has accrued dividends of $40,856. The accrued dividends have been charged to retained earnings and added to carrying value of preferred stock.

NOTE N – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2010 and December 31, 2009, the Company had 18,832,808 and 18,593,880 shares of common stock issued and outstanding respectively. During the twelve months ended December 31, 2010, the Company recorded compensation cost of approximately $37,039 relating to shares issued during the year ended December 31, 2009 and vested during the twelve months ended December 31, 2010, after adjustments for termination and service changes etc.

On January 16, 2009, the Company issued 3,000,000 shares of restricted common stock valued at $381,000 for the purchase of Conesco, Inc.

On January 19, 2009, the Company issued 1,000,000 shares of restricted common stock valued at $144,000 as compensation to key employees. The shares vest on a monthly basis over 36 months, beginning January 31, 2009.

On May 28, 2009, the Company issued 30,000 shares of restricted common stock to its board of directors valued at $97,500 as compensation. The shares were fully vested on December 31, 2009.

In August 2010, the Company issued 133,928 shares of restricted common stock to its investment banker for commissions on a successful capital raise.

In December 2010, the board issued 300,000 shares of restricted common stock to certain key employees. The shares will vest over twelve quarterly installments beginning January 31, 2011. The employee must be employed on the vesting date in order to receive the vested shares. The price of the stock on the day of issuance was $0.15 per share.

NOTE O – WARRANTS

Transactions involving our warrant issuances are summarized as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	-	$-	-	$-
Granted during the period	821,429	0.35	-	-
Exercised during the period	-	-	-	-
Terminated during the period	-	-	-	-
Outstanding at end of the period	821,429	$0.35	-	$-
Exercisable at end of the period	821,429	$0.35	-	$-

The number and weighted average exercise price of our options and warrants outstanding as of December 31, 2010 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.35	821,429	4.25	$0.35

NOTE P - RELATED PARTY TRANSACTIONS

Two primary stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting. During the twelve months ended December 31, 2010 and 2009, the Company incurred and charged to operations $15,533 and $103,376, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at December 31, 2010 and 2009, respectively.

The entities are co-makers of a line of credit and a note payable and have pledged substantiality all of their assets to secure the line of credit (See Note K) and Note payable (see Note L).

NOTE Q - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through December 2012. The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through March 2013.

Future minimum lease payments for the above leases over the next four years are as follows:
Amount
2011	$193,945
2012	123,218
2013	8,034
2014	1,995
Total	$327,192

For the twelve months ended December 31, 2010 and 2009, rent expense was $157,882 and $176,239, respectively.

Litigation

In September 2010, a law suit was filed against the Company and others by Falcon Technologies, Inc. and its subsidiaries (“Falcon”). The essence of the plaintiff’s suit is that Company actions allegedly violated a merger agreement between Falcon and other parties and, consequently, was party to defrauding Falcon. The Company believes there is currently a settlement in place for these allegations in which no party admitted to any wrong doing, and, in addition, denies the allegations and will vigorously defend the action. It is also the Company’s position that this lawsuit is without merit and will seek all remedies available to it under the aforementioned settlement agreement.

Surety Bonds

A certain number of our construction projects require us to maintain a surety bond. The bond surety company requires additional guarantees for issuance of the bonds. The two officers (former owners) of Pro-Tech have both personally guaranteed these bonds. There is currently not remuneration to the officers for these guarantees.

NOTE R – SEGMENT INFORMATION

The Company is managed by specific lines of business including fire protection and alarm and detection, electrical, telecommunications and flooring. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status are reported at the Meltdown parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company’s management relies on the internal management system to provide sales and cost information by line of business. Refer to note A.

Summarized financial information by line of business for the twelve months ended December 31, 2010 and 2009, as taken from the internal management system previously discussed, is listed below.

	Twelve months ended December 31
	2010	2009
Revenue
Fire Protection/Alarm & Detection	$10,681,000	$9,342,000
Telecommunications	3,209,000	4,282,000
Total	$13,890,000	$13,624,000

Gross Profit
Fire Protection/Alarm & Detection	$4,564,000	$4,553,000
Telecommunications	207,000	1,006,000
Total	$4,771,000	$5,559,000

Operating Income (Loss)
Fire Protection/Alarm & Detection	$1,983,000	$1,206,000
Telecommunications	(111,000)	524,000
Corporate	(1,679,000)	(2,238,000)
Total	$193,000	$(508,000)

Depreciation/Amortization
Fire Protection/Alarm & Detection	$16,000	$28,000
Telecommunications	13,000	8,000
Corporate	235,000	209,000
Total	$264,000	$245,000

Interest (Income)Expense
Fire Protection/Alarm & Detection	$(1,000)	$-
Corporate	174,000	95,000
Total	$173,000	$95,000

Assets	2010	2009
Fire Protection/Alarm & Detection	$2,798,974	$4,215,000
Telecommunications	547,583	609,000
Corporate	306,190	758,000
Total	$3,652,747	$5,582,000

Capital Expenditures
	2010	2009
Fire Protection/Alarm & Detection	$65,820	$13,900
Telecommunications	-	-
Corporate	8,344	264,555
Total	$74,164	$278,455

NOTE S - MAJOR CUSTOMERS AND SUPPLIERS

The Company had two customers accounting for 23% and 22% of the total revenue for the period ended December 31, 2010 and two customers which accounted for 35% and 15% of the total revenue for the period ended December 31, 2009. The Company often has multiple jobs running under some customers, but the jobs will have different owners and therefore should not necessarily be considered one customer from the standpoint of concentration of risk.

Purchases from the Company’s largest vendor accounted for 55% of material purchases for the period ended December 31, 2010 and from its three largest vendors were approximately 38%, 19% and 13% for the period ended December 31, 2009. There are multiple vendors available to get materials and the Company does not run a risk of shortage due to the loss of any of the vendors.

NOTE T – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $13,708 and $72,049, for the twelve months ended December 31, 2010 and 2009, respectively. In April 2010, the Company temporarily suspended the matching portion of the 401(k) plan.

NOTE U — FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant derivative liability	$(271,646)	-	-	$(271,646)
preferred stock derivative liability	(275,826)	-	-	(275,826)
Total	$(547,472)	$-	$-	$(547,472)
(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series A convertible redeemable preferred stock and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2010:
	Warrant Derivative Liability	Preferred Stock Derivative Liability
Balance, December 31, 2009	$-	$-
Total (gains) losses
Warrants issued with Redeemable Preferred Series A	264,730	-
Convertible Redeemable Preferred Series A	-	248,924
Mark-to-market at December 31, 2010:
- Series A Preferred Stock Reset Derivative	-	26,902
- Warrants issued with Convertible Redeemable Preferred Series A	6,916	-
Transfers in and/or out of Level 3	—	—

Balance, December 31, 2010	$271,646	$275,826

Total gain for the twelve month period included in earnings relating to the liabilities held at December 31, 2010	$6,916	$26,902

NOTE V – DEFERRED TAXES

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

On January 1, 2007, the Pro-Tech changed from cash basis to accrual basis for the recognition of income taxes.  The Company elected to pro-rate the initial tax catch up over 4 years as allowed by Section 481.  At December 31, 2010 and 2009, the Company had for federal and state income tax purposes a net deferred tax asset and a net deferred tax liability of $40,000 and $80,490, respectively.

Components of the net deferred tax liability are as follows:

	Year Ended December 31,	Year Ended December 31,
	2010	2009
Deferred tax assets
Allowance for bad debt	$40,000	$23,964
Timing difference on amortization of intangibles	-	65,217
Total gross deferred tax assets	40,000	89,181

Deferred tax liabilities
Section 481 carryforward	-	169,671
Total gross deferred tax liabilities	-	169,671

Net deferred tax asset(liability)	$40,000	$(80,490)

The federal and state income tax provision (benefit) is as follows:

	Years Ended December 31,
	2010	2009
Current:
Federal	$(52,457)	$-
State	(9,257)	3,408
Total current	(61,714)	3,408

Deferred:
Federal	(34,000)	(178,310)
State	(6,000)	-
Total deferred	(40,000)	(178,310)

Total tax provision (benefit)	(101,714)	(174,902)

Valuation allowance	101,714	174,902
Net	$-	$-

At December 31, 2010 and December 31, 2009, Pro-Tech Industries has reportable Net Operating Losses of $154,000 and $375,000, respectively.  For 2010, Pro-Tech Fire will file as a member of consolidated income tax returns with its parent Pro-Tech Industries, The consolidated NOL’s are not listed as deferred tax assets as such would be subject to 100% valuation reserves. Conesco will not participate in the consolidated filings and its reportable NOL’s will remain with the company upon execution of the impending ownership change.

NOTE W - SUBSEQUENT EVENTS

On March 10, 2011 the Company entered into an agreement with Legend Merchant Services to represent it as its investment banker. Legend will receive 150,000 common shares of stock for its services. The shares will be issued as follows: 50,000 upon execution of the agreement and 50,000 shares in each of the following two months beginning 30 days after execution of the agreement. The Company has already issued 50,000 shares on the execution of the agreement.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2010.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Management

Name	Age	Positions and Offices Held
Donald Gordon	51	CEO, Director
Michael Walsh	48	CFO
Tim Crane	54	Director
Jan Engelbrecht	51	Director
Kent Misemer	61	Director

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

Kent Misemer - Director
From 2003 through 2009, Mr. Misemer was the Chief Executive Officer and President of Liberty Propane, LLC, a portfolio company of Sterling Capital Partners, an independent retail propane company, which was sold in December, 2009. Previously, Mr. Misemer was the President and Chief Executive Officer of Propane Continental. Mr. Misemer has over 30 years of executive management experience in the propane industry supply chain as well as other industries. In addition to being a co-founder of Liberty Propane, Mr. Misemer was also involved in the creation of Propane Continental and Tri-Power Fuels, Inc. Mr. Misemer also serves as a director and member of the Audit Committee of Cornerstone Records Management, LLC, a data storage and offsite data Management Company. Mr. Misemer received his Bachelors Business Administration from the Ottawa University in Ottawa, Kansas.

Audit Committee Financial Expert

The Company's By-Laws authorize the Board of Directors to appoint committees having the authority to perform such duties as the Board may determine.

The Board of Directors has appointed the Audit Committee to serve the purposes set forth in this Charter, and has delegated the duties and responsibilities set forth in this Charter to the Audit Committee. The Audit Committee will report to the Board of Directors as provided in its Charter. The Audit Committee is made up of Jan Engelbrecht and Tim Crane.

The Board of Directors has appointed the Compensation Committee to serve the purposes set forth in this Charter, and has delegated the duties and responsibilities set forth in this Charter to the Compensation Committee. The Compensation Committee will report to the Board of Directors as provided in its Charter. The Compensation Committee is made up of Tim Crane and Jan Engelbrecht.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2010 and 2009 compensation awarded to, paid to, or earned by our other most highly compensated executive officers whose total compensation during each fiscal year exceeded $100,000, if any.

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
Don Gordon CEO	2010	250,000	-	-		-	-	-	11,378	261,378
Pro-Tech Industries	2009	248,717	-	-		-	-	-	19,441	268,158

Michael Walsh CFO	2010	125,008	-	13,500	*	-	-	-	11,477	149,985
Pro-Tech Industries	2009	125,626	-	47,520	*	-	-	-	17,839	190,985

Sean McGuire	2010	110,000	-	12,600	*	-	-	-	9,567	132,167
President Pro-Tech Fire Protection	2009	118,050	-	2,880	*	-	-	-	18,048	138,978

*Mr McGuire and Mr Walsh’s 2009 shares vest on a monthly basis over 3 years and were part of the stock awarded key employees as summarized in the following two tables. Their 2010 award will vest in 12 quarterly installments beginning January 31, 2011.

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
2010 Key Employee grant	-	-	-	-	-	300,000	45,000	-	-
2009 Key employee grant	-	-	-	-	-	178,326	25,679	-	-

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Key Employee Grant	2010	-	-	-	-
Key Employee Grant	2009	-	-	223,332	32,160

2010 and 2009 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
NONE

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
NONE

2010 DIRECTOR COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Don Gordon	2010	-	-					-
	2009	600	-					-
Jan Engelbrecht	2010	-	-					-
	2009	600	-					-
Tim Crane	2010		-					-
	2009	600	-					-

2010 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Donald Gordon	2010	2,232	-	7,271	1,875	-	-	11,378
	2009	3,358	-	16,083		-	-	19,441
Michael Walsh	2010	4,294		7,182				11,477
	2009	1,756		16,083				17,839
Sean McGuire	2010	2,533	-	7,034	-	-	-	9,567
	2009	2,230	-	15,818	-	-	-	18,048

2010 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/ Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)

Donald Gordon	2010	3,232	-	-	-	3,232
	2009	3,358	-	-	-	3,358
Michael Walsh	2010	4,294				4,294
	2009	1,756				1,756
Sean McGuire	2010	2,533	-	-	-	2,533
	2009	2,230	-	-	-	2,230

2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
NONE

*
List each applicable type of benefit in a separate row, e.g., severance pay, bonus payment, stock option vesting acceleration, health care benefits continuation, relocation benefits, outplacement services, financial planning services or tax gross-ups.

Compensation of Directors

We currently have three directors. Directors are paid $100 per meeting attended and were awarded 10,000 shares of our common stock each for serving as a member of the Board of Directors for the fiscal year ended December 31, 2010. The Board of Directors will review its compensation package on annual basis. The directors voted to temporarily stop payments until a determined date.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CONFLICTS OF INTEREST

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2010. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of three directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Donald H. Gordon 8550 Younger Creek Dr Sacramento, CA 95828	5,050,000	26.8%
Michael P Walsh 8550 Younger Creek Dr Sacramento, CA 95828	410,000	2.2%
Tim Crane 8550 Younger Creek Dr Sacramento, CA 95828	32,000	*
Jan Engelbrecht 8550 Younger Creek Dr Sacramento, CA 95828	10,000	*
All Executive Officers and Directors as a Group (4 Persons)	5,502,000	29.2%
Mark Whittaker 3225 Production Ave, Ste B Oceanside, CA 92058	5,050,000	26.8%
Dave Baker 11300 Trade Center Dr, Ste B Rancho Cordova, CA 95742	2,910,000	15.5%

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

PREFERRED STOCK
The Company is authorized to issue 5,000,000 shares of Preferred Stock, $0.001 par value, of which 40,000 shares have been designated Series A Convertible Redeemable and issued 23,000 of these Series A shares as of December 31, 2010. The Board of Directors may issue such shares of Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Two stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting. During the years ended December 31, 2010 and 2009, the Company incurred and charged to operations $15,533 and $103,376, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at December 31, 2010 and 2009, respectively.

Director Independence

One of our directors, Donald Gordon, is an employee and would not be classified as “independent” under the rules of the Securities and Exchange Commission. The other three would be considered “independent”.

Item 14.  Principal Accountant Fees and Services

On February 17, 2009, RBSM, LLP ("RBSM") was appointed as the independent auditor for Pro-Tech Industries, Inc. (the "Company") commencing with the year ending December 31, 2009, and Arshad M Farooq, JD, CPA ("FAROOQ") was dismissed as the independent auditors for the Company as of February 10, 2009.

	2010	2009	2008
	RBSM, LLP	RBSM, LLP	RBSM, LLP
Audit Fees (1)	$131,500	$219,409	$78,659
Audit-Related Fees (2)	-	-	-
Tax Fees (3)	5,000	-	-
All Other Fees (4)	-	-	-

Total	$136,500	$219,409	$78,659

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees represent fees for professional services provided in connection with the preparation of corporate tax returns.

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

Dated: April 15, 2011

	By:	/s/ Donald Gordon
Donald Gordon, President, Chief
Executive Officer and Director

	By:	/s/ Michael P Walsh
Michael P Walsh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 15, 2011.

By:	/s/ Donald Gordon
Donald Gordon, President, Chief Executive Officer and Director

By:	/s/ Jan Engelbrecht
Jan Engelbrecht, Director

By:	/s/ Tim Crane
Tim Crane, Director

By:	/s/ Kent Misemer
Kent Misemer, Director