Form 10-Q
period 2011-03-31
Pro-Tech Industries, Inc.
filed 2011-05-16
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A

Commission File No. 000-53013

Pro-Tech Industries, Inc.
(Name of small business issuer as specified in its charter)
Nevada	90-0579362
State of Incorporation	IRS Employer Identification No.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2011
Common stock, $0.001 par value	19,084,278

PRO-TECH INDUSTRIES, INC.

INDEX TO FORM 10-Q FILING
March 31, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		Page Numbers
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION
Item1	Legal Proceedings	33
Item1A	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Removed and Reserved	40
Item 5	Other information	40
Item 6.	Exhibits	40
	Signature	41

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I                FINANCIAL INFORMATION

Item 1.	Interim Unaudited Condensed Consolidated Financial Statements and Notes to Interim Unaudited Condensed Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	5
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010	6 - 7
Notes to Unaudited Condensed Consolidated Financial Statements	8 - 23

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31,
	(unaudited)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$290,999	$323,472
Contract receivable, net of allowance for doubtful accounts as of March 31, 2011 and December 31, 2010, of $80,000 and $100,000, respectively (Note D)	2,778,822	2,471,505
Costs and estimated earnings in excess of billings (Note E)	556,253	347,254
Inventory	56,366	59,948
Other current assets	105,237	127,399
Deferred financing cost, net	3,979	30,130
Total current assets	3,791,656	3,359,708

Property plant and equipment, net (Note F)	273,909	282,183

Other Assets:
Deposits	10,856	10,856
Total assets	$4,076,421	$3,652,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses (Note H)	$2,587,930	$1,821,676
Short term note payable	17,500	26,658
Notes payable – current portion (Note J)	205,375	214,872
Accruals on uncompleted projects (Note E)	172,429	310,082
Reserve for loss on uncompleted contracts	6,838	6,472
Line of credit (Note I)	925,000	950,000
Warrant and preferred stock derivative liability	456,368	547,472
Discontinued operations (Note C)	146,648	554,114
Total current liabilities	4,518,088	4,431,346

Long -Term Liabilities:
Notes payable- others – long term portion (Note J)	140,564	183,530
Discontinued Operations (Note C)	71,418	123,526
Total Long Term Liabilities	211,982	307,056

Series A 10% convertible redeemable preferred stock, $0.001 par value, 40,000 shares authorized; 23,000 issued and outstanding, (net) at March 31, 2011 and December 31, 2010, respectively (face value $575,000, respectively)	602,079	459,411

Stockholders' Equity (Deficit):
Preferred stock, undesignated, $0.001 par value; 4,960,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 70,000,000 shares authorized; 18,894,474 and 18,832,808 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	18,894	18,833
Additional paid in capital	1,046,939	1,152,934
Accumulated deficit	(2,321,561)	(2,716,833)
Total stockholders’ equity (deficit)	(1,255,728)	(1,545,066)

Total liabilities and stockholders' equity (deficit)	$4,076,421	$3,652,747

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010

Net revenue	$3,549,362	$2,807,467
Less: Cost of sales	2,209,933	1,998,567
Gross profit	1,339,429	808,900

Operating Expenses:
Depreciation and amortization (Note F & G)	51,068	75,677
Selling, general and administrative	1,308,223	1,182,430
Total Operating Expenses	1,359,291	1,258,107

Income (Loss) from Operations	(19,862)	(449,207)

Other Income (Expense):
Gain (loss) on change in fair value of derivative liability	91,104	-
Interest expense, net	(21,472)	(33,737)
Total Other Income (Expense)	69,632	(33,737)

Income (loss) income before income taxes	49,770	(482,944)

Income tax benefit (expense)	-	80,490

Income(loss) from continuing operations	49,770	(402,454)

Income(loss) from discontinued operations	359,679	(650,162)

Net Income(Loss)	409,449	(1,052,616)

Preferred stock dividends and amortized discount	154,689	-

Net Income(loss) attributable to common shareholders	$254,760	$(1,052,616)

Net income (loss) per share from continuing operations:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Net income (loss) per share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)

Net income (loss) per share attributable to common shareholder:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Weighted average common shares outstanding (Note A):
Basic	18,398,574	18,022,600
Diluted	21,263,353	18,022,600

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss) from operations	$409,449	$(1,052,617)
Income (loss) from discontinued operations	359,679	(650,162)
Income (loss) from continuing operations	49,770	(402,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,918	75,677
Amortization of deferred financing costs paid by stock	26,151	-
Bad debt write off	5,474	35,314
Accrual for bad debt allowance	(25,000)	50,000
Change in fair value of warrant and Preferred stock derivative liability	(91,104)	-
Amortization of deferred compensation	10,057	11,400
Issuance of stock for services	12,500	-
Accruals (reversal) of loss against uncompleted contracts	366	-
Deferred tax liability (asset)	-	(80,490)
(Increase) decrease in:
Contract receivable	(287,791)	(233,718)
Inventory	3,583	(38,844)
Other current assets, net	22,162	(3,152)
Costs and estimated earnings in excess of billings	(208,999)	(152,716)
Billings in excess of costs and estimated earnings	(137,653)	219,457
Increase (decrease) in:
Accounts payable and accrued expenses, net	757,095	597,476
Net Cash Provided by in Continuing Operating Activities	161,529	77,949
Net Cash Used in Discontinued Operating Activities	(39,193)	(237,754)
Net Cash Provided by (Used in) Operating Activities	122,336	(159,805)

Cash Flows From (Used By) Investing Activities:
Purchase of property and equipment	(16,644)	210
Net Cash Provided by (Used In) Continuing Investing Activities	(16,644)	210
Net Cash Provided by Discontinued Investing Activities	-	-
Net Cash Provided by (Used In) Investing Activities	(16,644)	210

Cash Flows From (Used By) Financing Activities:
Payments of long term debt	(61,058)	(44,990)
Proceeds from (payments on) line of credit	(25,000)	100,000
Net Cash Provided by (Used in) Continuing Financing Activities	(86,058)	55,010
Net Cash (Used in) Discontinued Financing Activities	(52,107)	(7,221)
Net Cash Provided (Used) by Financing Activities	(138,165)	47,789

Net (decrease) in Cash And Cash Equivalents	(32,473)	(111,806)

Cash and cash equivalents at beginning of period	323,472	186,894
Cash and cash equivalents at the end of period	$290,999	$75,088

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(continued)

	Three months ended March 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$21,472	$46,060
Cash paid during period for taxes	$-	$-

Preferred stock dividend – non-cash	$14,178	$-
Amortization of BCF transferred to additional paid in capital	$135,516	$-
Common stock issued for preferred dividend	$7,026	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

The Company was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December 31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the Company Articles of Incorporation on May 11, 2009. The Company is now known as Pro-Tech Industries, Inc. (“PTI” or “Pro-Tech”) and the ticker symbol is PTCK.

The consolidated unaudited condensed consolidated financial statements include the accounts of PTI, Pro-Tech and Conesco, Inc., the operating subsidiaries (collectively, the “Company”).

Pro-Tech Fire Protection Systems Corp. was incorporated on May 4, 1995 under the laws of the State of California to engage in any lawful corporate undertaking, including, but not limited to; installation, repair and inspections of fire protection systems in commercial, military and industrial settings.

Pro-Tech Fire Protection Systems Corp. is a full-service contractor serving the western United States, with offices in California and Nevada. Services include estimating, designing, fabricating, and installing all types of standard and specialty water-based fire protection systems. In addition, the Company offers “Day Work” services, including inspecting, testing, repairing and servicing of same. The Company serves the new construction market, as well as customers retro-fitting, upgrading or repairing their existing facilities, bringing existing facilities to current standards (for example, installing sprinklers at a customer’s expanded storage warehouse, etc.).

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

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement. The final terms of the definitive agreement are in the process of being finalized and management projects to complete the sale in the second or third quarter of 2011. The letter of intent is non-binding and either side may terminate with written notice. These unaudited condensed consolidated financial statements include disclosure of the results of operations for Conesco, for all periods presented, as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

In October 2010, due to economic conditions and capital constraints, Pro-Tech decided to shut down its electrical division. Pro-Tech was unable to penetrate the market and felt it was in the best interest of the company to concentrate on its core fire protection division as well as the telecommunications division, which have been more successful in finding and retaining business. These consolidated financial statements include disclosure of the results of operations for the Electrical division, for all periods presented, as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

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

Inventory

The Company maintains an inventory which primarily consists of small parts such as sprinkler heads, gaskets, pipe joints, junction boxes, outlets, etc. which comes from closed jobs or economical buying opportunities.  They get used for repair work or filler when jobs run short. The inventory on hand was $56,366 and $59,948 at March 31, 2011 and December 31, 2010, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $2,587 and $10,166 of advertising costs for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

In accordance with Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Items that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred, if any, are carried forward as applicable Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future. The Company had previously elected to be treated as a subchapter “S” corporation for federal tax purposes. The reverse merger caused the Company to lose its subchapter “S” corporation status. The Company became responsible for $849,628 in deferred income that carried forward from 2007 when Pro-Tech was forced to change from cash to accrual based taxpayer. Pro-Tech took a 481a election to spread the acceleration over 4 years. The Company provides for income taxes based on pre-tax earnings reported in the consolidated financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the consolidated financial statements. Following the reverse merger, beginning, January 1, 2009, the Company became a C-Corp and subject to standard quarterly taxes provisions. Results of operations may not be comparable to prior results.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit for interest bearing accounts. The Federal Depository Insurance Corporation (FDIC) insures interest bearing accounts at each institution up to $250,000. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $80,000 and $100,000 as of March 31, 2011 and December 31, 2010, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three months ended March 31, 2011 and 2010, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company reported a net loss for the three months ended March 31, 2011 and 2010, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of March 31, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.  Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended March 31, 2011:

Three months ended March 31, 2011

Net income from continuing operations used in computing basic net income	$49,770
Less: Preferred stock dividend and amortized warrant and discount	(154,689)
Net loss from continuing operations in computing diluted net loss per share	$(104,919)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2011 was 18,398,574.  In determining the number of shares used in computing diluted loss per share, the Company added approximately 2,865,000 potentially dilutive securities for the three months ended March 31, 2011. The potentially dilutive securities added were mostly attributable to the warrants, and convertible preferred shares outstanding.  As a result, the diluted loss per share from continuing operations for the three months ended March 31, 2011 was $0.00.

Derivative financial instruments

On October 1, 2001, the Company adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the three month period ended March 31, 2011 and 2010.

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

Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision of $453,711 at April 15, 2010 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 4.00%, expected volatility of 176.1%, and expected life of 1 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $453,711 and a reduction to series A convertible redeemable preferred stock.  Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.  The Company issued additional warrants which increased the reset provision by $59,944 in August 2010.  The addition was used in the calculation for the reset values at March 31, 2011.

The fair value of the reset provision of $456,368 at March 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	0%
Volatility	264.1%
Risk free rate:	0.30% - 2.24%

The change in fair value of the warrant and preferred stock derivative liability resulted in a current quarter non-operating income to operations of $91,104.

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

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during quarter ended March 31, 2011, the Company incurred net losses attributable to common shareholders of $254,760 and provided $122,335 in cash for operating activities during the quarter  ended March 31, 2011. As shown in the audited consolidated financial statements for the year ended December 31, 2010, the Company incurred net losses attributable to common shareholders of $2,559,004 and used $443,664 in cash for operating activities during year ended December 31, 2010. At March 31, 2011 and December 31, 2010, the Company had a working capital deficit. The Company is in default in covenant on Line of Credit. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – DISCONTINUED OPERATIONS

Effective October 1, 2010, after having carefully evaluated all options, Pro-Tech determined to abandon our electrical division as we no longer consider the business to be economically viable due to economic conditions and capital constraints. The proposed electrical division was compromised by inefficient operations and cost overruns on three of its four most recent projects. The Company believes that the investment needed and the tough economic conditions do not make it prudent to continue on with this division. Accordingly, the Company has determined that the best course of action was to preserve value of the remaining divisions of Pro-Tech by winding down the electrical operations which the Company has done on an orderly basis. The historical operations and costs of the electrical division and its assets and liabilities are classified as discontinued operations in the accompanying consolidated financial statements.

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement. The final terms of the definitive agreement are in the process of being finalized and management projects to complete the sale in the second or third quarter of 2011. The letter of intent is non-binding and either side may terminate with written notice. These consolidated financial statements include disclosure of the results of operations for Conesco, for all periods presented, as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss from discontinued operations:
	March 31, 2011	March 31, 2010
Gain (loss) from discontinued operations	$(7,094)	$(650,162)
Gain on abandonment of liabilities	366,773	-
Transaction costs incurred	-	-
Total loss on disposal/abandonment of discontinued operations	$359,679	$(650,162)

Assets and liabilities of discontinued operations:
	March 31, 2011	December 31, 2010
Assets:
Cash	$-	$-
Receivables	-	-
Other current assets	-	-
Current assets of discontinued operations	-	-

Property, plant and equipment:	-	-
Non-current assets of discontinued operations	-	-

Total assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$37,797	$436,669
Current portion of note payable	108,850	-
Note payable	71,418	240,971

Total liabilities of discontinued operations	$218,065	$677,640

NOTE D – CONTRACT RECEIVABLES

Contracts receivable consist of the following:

	March 31, 2011	December 31, 2010
Contracts receivables	$2,551,101	$2,265,904
Retention receivables	307,721	305,601
Allowance for doubtful accounts	(80,000)	(100,000)
	$2,778,822	$2,471,505

NOTE E – UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	March 31, 2011	December 31, 2010
Costs incurred to date on uncompleted contracts	$6,236,223	$7,983,803
Estimated earnings	2,992,072	3,669,591
	9,228,295	11,653,394
Less: billed revenue to date	8,844,468	11,615,722
Under (over) billings, net	$383,827	$37,672

Costs and estimated earnings in excess of billings	$556,254	$347,754
Less: accruals on uncompleted contracts	172,428	310,082
Under (over) billings, net	$383,826	$37,672

NOTE F – PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Vehicles	$272,405	$262,768
Leasehold improvements	238,897	237,013
Office equipment	216,213	213,090
Tools and other equipment	230,672	228,672
	958,187	941,543
Less: accumulated depreciation	684,278	659,360
Net Property and Equipment	$273,909	$282,183

Depreciation expense was $24,917 and $28,347 for the three months ended March 31, 2011 and 2010, respectively.
NOTE G – INTANGIBLE ASSETS AND GOODWILL

Intangibles consist of a non-compete agreement and the customer list.

The following summarizes intangible assets at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Intangibles: Customer List	$283,979	$283,979
Less: accumulated amortization	283,979	283,979
Net Intangibles	$-	$-

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

Intangibles of $615,054 represented the excess of the purchase price over the fair value of the net tangible assets acquired.  The Company amortized the intangibles over 18 months and are fully amortized.  Goodwill valued at $331,075 was written off as part of discontinued operations on December 31, 2010.

Amortization expense was $0 and $47,330 for the three months ended March 31, 2011 and 2010, respectively.

NOTE H – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities:

	March 31, 2011	December 31,2010
Accounts payable	$2,334,141	$1,699,335
Accrued payroll and vacation	111,687	49,934
Accrued payroll taxes	42,016	3,026
Other liabilities	100,086	69,381
Total	$2,587,930	$1,821,676

NOTE I – BANK LINES OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $1,000,000. The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N). The line of credit bears interest at the Bank rate minus 0.5%, per annum, with interest due and payable monthly and expires on June 30, 2011. The balance outstanding under the line of credit at March 31, 2011 and December 31, 2010 amounted to $925,000 and $950,000 respectively, leaving a balance available on the line of $0 and $0, respectively. The Company is required to maintain certain bank loan covenants. At March 31, 2011 and December 31, 2010, the Company was not in compliance with certain bank loan covenants. On October 12, 2010, the Company executed an extension to June 30, 2011 on the line of credit. As part of the agreement, the line was reduced to $975,000 effective on the date of signing. The Company is required to and made additional pay downs on December 31, 2010 and March 31, 2011, of $25,000 each. These payments were made in accordance with the agreement. The bank has waived the covenants through June 30, 2011, provided the payments were made in accordance with the extension.

NOTE J – NOTES PAYABLE

Notes payable are as follows:
	March 31, 2011	December 31, 2010
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,090.68, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	$138,477	$174,576
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,776.33, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	145,794	158,006
Note payable to Ford Motor credit, 0% interest; secured by 2011Ford Escape. Payments of $678.16 monthly for 48 months.	30,499	32,552
Note payable to Ford Motor credit, 0% interest; secured by 2010 Ford Fusion. Payments of $693.09 monthly for 48 months.	31,169	33,268
Total notes payable	345,939	398,402
Less: current portion	205,375	214,872
Notes payable – long term	$140,564	$183,530

Aggregate maturities of long-term debt as of March 31, 2011 are as follows:

Twelve months ended:	Amount
March 31, 2012	$205,375
March 31, 2013	69,800
March 31, 2014	58,460
March 31, 2015	12,304
Total	$345,939

NOTE K – PREFERRED STOCK

We have designated 40,000 shares of preferred stock as Series A convertible redeemable preferred stock no par value, which may be issued in one or more sub-series, and have authorized the issuance of 23,000 shares of Series A convertible redeemable preferred stock. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $0.35 per share, subject to adjustment for customary anti-dilution provisions. Holders may redeem the Series A Preferred Stock partially or in full at the purchase price subject to the holder’s conversion rights or redemption rights. The Series A Preferred Stock accrues dividends at an annual rate of 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

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

As part of the raise the Company paid cash commission of $51,875 as well as issuing 133,928 shares of its common stock, valued at the time of issuance at $51,875, which was shown as deferred finance costs. During the twelve month period ending December 31, 2010 the Company amortized $71,114. Amortization of deferred finance cost was $26,150 and $0 for the three months ended March 31, 2011 and 2010, respectively

In July 2010, the Company amended the purchase and warrant agreement to amend the conversion price on preferred stock and the strike price on the warrants from $0.50 to $0.35 per share. All other terms remained the same. This amendment increased the warrants by 321,429 to a total of 821,429 warrants.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or  Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $264,730 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $248,924 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 176.1%, (3) weighted average risk-free interest rate of 4%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $513,655, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period of one year (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). The charge to additional paid in capital for the year ended December 31, 2010 was $357,208 and for three months ended March 31, 2011 was $135,516.

For the three months ended March 31, 2011 and 2010 the Company has accrued dividends of $14,178 and $0, respectively. The accrued dividends have been charged to retained earnings and added to carrying value of preferred stock.  In March and April 2011 the company issued restricted common stock as payment of accrued dividends through March 31. (See Footnote U)

NOTE L – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2011 and December 31, 2010, the Company had 18,894,474 and 18,832,808 shares of common stock issued and outstanding respectively. During the three months ended March 31, 2011 and 2010, the Company recorded compensation expense of approximately $10,057 and $11,400, respectively relating to shares issued during the periods ended December 31, 2010 and 2009, respectively and vested during the three months ended March 31, 2011 and 2010, after adjustments for termination and service changes.

On March 17, 2011, the Company issued 50,000 shares of restricted common stock to Legend Merchant Group as part of its agreement signed on March 10, 2011. The Company entered into the agreement with Legend Merchant Services to represent it as its investment banker. Legend will receive an aggregate of 150,000 common shares of stock for its services. The shares will be issued as follows: 50,000 upon execution of the agreement (issued on March 17, 2011) and 50,000 shares in each of the following two months beginning 30 days after execution of the agreement.

On March 31, 2011, the Company issued 20,666 shares of restricted common stock to one of its Preferred Series A shareholders for accrued dividends of $7,026 through March 31, 2011.

NOTE M – WARRANTS

Transactions involving our warrant issuances are summarized as follows:

	2011		2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	821,429	$0.35	-	$-
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Terminated during the period	-	-	-	-
Outstanding at end of the period	821,429	$0.35	-	$-
Exercisable at end of the period	821,429	$0.35	-	$-

The number and weighted average exercise prices of our options and warrants outstanding as of March 31, 2011 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.35	821,429	4.00	$0.35

NOTE N - RELATED PARTY TRANSACTIONS
Two primary stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting.  During the three months ended March 31, 2011 and 2010, the Company incurred and charged to operations $1,916 and $2,311, respectively, in connection with air travel services provided by the entities to the Company. There were no payables owed to the entities at March 31, 2011 and March 31, 2010, respectively.

The entities are co-makers of a line of credit and a note payable and have pledged substantially all of their assets to secure the line of credit (See Note J) and note payable (see Note K).

The Company’s CEO is the license holder of an entity through which Pro-Tech Fire Protection Systems Corp  is the subcontractor.  His wife’s company is the owner of the entity which holds all of the stock of this entity.  The entity is considered a minority woman owned small business.  Pro-Tech Fire Protection Systems Corp  management are trying to use this designation to help it win contract awards as well as develop additional telecommunications segment revenue.

NOTE O - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through December 2011.  The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through March 2013 as well as office equipment extending to February 2016.

Future minimum lease payments for the above leases over the next five years are as follows:
Amount
2012	$188,104
2013	108,407
2014	20,996
2015	16,008
2016	13,340
Total	$346,855

For the three months ended March 31, 2011 and 2010, rent expense was $36,569 and $35,892, respectively.  For the three months ended March 31, 2011 and 2010, vehicle lease expense was $22,696 and $30,686, respectively.

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

NOTE P – SEGMENT INFORMATION

The Company is managed by specific lines of business including fire protection and alarm and detection, electrical, telecommunications and flooring. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status are reported at the Pro-Tech Industries, Inc. parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company’s management relies on the internal management system to provide sales and cost information by line of business.  Refer to note A.

Summarized financial information by line of business for the three months ended March 31, 2011 and 2010, as taken from the internal management system previously discussed, is listed below.

Revenue	Three months ended
	March 31, 2011	March 31, 2010
Fire Protection/Alarm & Detection	$2,773,000	$1,562,000
Telecommunications	776,000	1,245,000
Total	$3,549,000	$2,807,000

Gross Profit	Three months ended
	March 31, 2011	March 31, 2010
Fire Protection/Alarm & Detection	$818,000	$551,000
Telecommunications	521,000	258,000
Total	$1,339,000	$809,000

Operating Income (Loss)	Three months ended
	March 31, 2011	March 31, 2010
Fire Protection/Alarm & Detection	$120,000	$(145,000)
Telecommunications	281,000	139,000
Corporate	(421,000)	(443,000)
Total	$(20,000)	$(449,000)

Depreciation/Amortization	Three months ended
	March 31, 2011	March 31, 2010
Fire Protection/Alarm & Detection	$2,000	$7,000
Telecommunications	4,000	5,000
Corporate	45,000	64,000
Total	$51,000	$76,000

Interest (Income)Expense	Three months ended
	March 31, 2011	March 31, 2010
Fire Protection/Alarm & Detection	$3,000	$-
Telecommunications	-	-
Corporate	18,000	34,000
Total	$21,000	$34,000

Assets
	March 31, 2011	December 31, 2010
Fire Protection/Alarm & Detection	$3,002,000	$2,799,000
Telecommunications	849,000	548,000
Corporate	225,000	306,000
TOTAL	$4,076,000	$3,653,000

Capital Expenditures
	March 31, 2011	March 31, 2010
Fire Protection/Alarm & Detection	$9,637	$-
Telecommunications	-	-
Corporate	7,007	210
TOTAL	$16,644	$210

NOTE Q - MAJOR CUSTOMERS AND SUPPLIERS

The Company had two customers (18% and 13%) accounting for 31% of the total revenue for the three months ended March 31, 2011 and two customers (22% and 30%) which accounted for 52% of the total revenue for the three months ended March 31, 2010.  The Company often has multiple jobs running under some customers, but the jobs will have different owners and therefore should not necessarily be considered one customer from the standpoint of concentration of risk.

Purchases from the Company’s two largest vendors (24% and 12%) accounted for 36% of materials purchases for the three months ended March 31, 2011 and from its two largest vendors (50% and 13%) were approximately 63% for the three months ended March 31, 2010. There are multiple vendors available to get materials and the Company does not run a risk of shortage due to the loss of any of the vendors.

NOTE R – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $0 and $13,298, for the three months ended March 31, 2011 and 2010, respectively.  In April 2010, the Company temporarily suspended the matching portion of the 401(k) plan.

NOTE S — FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2011:

Derivative Liabilities	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)

Warrant derivative liability	$(178,916)	-	-	$(178,916)
Preferred stock derivative liability	(277,452)	-	-	(277,452)
Total	$(456,368)	$-	$-	$(456,368)

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2011:

	Warrant Liability	Reset Derivative
Balance, December 31, 2010	$271,646	$275,826
Total (gains) losses
Warrants issued with Redeemable Preferred Series A	-	-
Convertible Redeemable Preferred Series A	-	-
Mark-to-market at March 31, 2011:
- Series A Preferred Stock Reset Derivative	-	1,626
- Warrants issued with Convertible Redeemable Preferred Series A	(92,730)	-
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2011	$178,916	$277,452

Total gain (loss) for the three month period included in earnings relating to the liabilities held at March 31, 2011	$92,730	$(1,626)

NOTE T – DEFERRED TAXES

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

On January 1, 2007, the Pro-Tech changed from cash basis to accrual basis for the recognition of income taxes.  The Company elected to pro-rate the initial tax catch up over 4 years as allowed by Section 481.  At December 31, 2010 and 2009, the Company had for federal and state income tax purposes a net deferred tax liability of $40,000 and $80,490, respectively.

Components of the net deferred tax liability are as follows:

	March 31, 2011	Year Ended
	(unaudited)	December 31, 2010
Deferred tax assets
Allowance for bad debt	$32,000	$40,000
Timing difference on amortization of intangibles	-	-
Total gross deferred tax assets	32,000	40,000

Deferred tax liabilities
Section 481 carryforward	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax asset (liability)	$32,000	$40,000

The federal and state income tax provision (benefit) is as follows:

	March 31, 2011	Year Ended
	(unaudited)	December 31, 2010
Current:
Federal	$(28,474)	$(52,457)
State	(5,025)	(9,257)
Total current	(33,499)	(61,714)

Deferred:
Federal	(27,200)	(34,000)
State	(4,800)	(6,000)
Total deferred	(32,000)	(40,000)

Total tax provision (benefit)	(65,499)	(101,714)
Valuation Allowance	65,499	101,714
Net	$-	$-

At December 31, 2010, Pro-Tech Industries had a reportable Net Operating Losses of approximately $154,000.  For 2010, Pro-Tech Fire Protection Systems Corp. will file as a member of consolidated income tax returns with its parent Pro-Tech Industries, The consolidated NOL’s are not listed as deferred tax assets as such would be subject to 100% valuation reserves. Conesco will not participate in the consolidated filings and its reportable NOL’s will remain with the company upon execution of the impending ownership change.

At March 31, 2011, Pro-Tech Industries had a reportable Net Operating Losses of approximately $63,700.  For 2011, Pro-Tech Fire Protection Systems Corp. will file as a member of consolidated income tax returns with its parent Pro-Tech Industries, The consolidated NOL’s are not listed as deferred tax assets as such would be subject to 100% valuation reserves. Conesco will not participate in the consolidated filings and its reportable NOL’s will remain with the company upon execution of the impending ownership change.

NOTE U - SUBSEQUENT EVENTS

On April 17, 2011 the Company issued 50,000 shares of restricted common stock to Legend Merchant Group as part of its agreement signed on March 10, 2011. The Company entered into the agreement with Legend Merchant Services to represent it as its investment banker.

In April 2011, the Company issued 139,804 shares of restricted common stock in payment of accrued dividends through March 31, 2011 on its Series A Redeemable Convertible Preferred stock.  The accrued dividends amounted to $47,533 on this date.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech Fire Protection Systems Corp”), and our Company  (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech shareholders acquired ten million (10,100,000) shares of our common stock, whereby Pro-Tech Fire Protection Systems Corp would become a wholly owned subsidiary of the Company. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, Pro-Tech Fire Protection Systems Corp had fair access to and was in possession of all available material information about our company. The shares were issued with a restrictive transfer legend in accordance with Rule 144 under the Securities Act. The issuance of the securities above were effected in reliance on the exemptions for sales of securities  not involving a public  offering,  as set forth in Rule 506 promulgated  under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

PRO-TECH FIRE PROTECTION SYSTEMS CORP

Pro-Tech Fire Protection Systems was incorporated on May 4, 1995 under the laws of the State of California to engage in any lawful corporate undertaking, including, but not limited to; installation, repair and inspections of fire protection systems in commercial, military and industrial settings.

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

Clients as Partners

We strive to build “lifetime” relationships with our clients by providing them with the highest quality services, advanced technology and added value in order to earn and maintain their respect, trust and loyalty. We believe our contribution to this relationship is our expertise in providing the best possible services to our clients. Our services are based on professionalism, competence, integrity and openness.

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

Strategy and Positioning

Our internal growth strategy relies mostly on building and maintaining positive customer relationships. The Company also plans to grow externally, through strategic acquisition and alliance activities. There are four key elements in the Company’s overall growth strategy:

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

Tyco/Grinnell (NYSE: TYC) - Tyco International, Ltd. operates as a diversified manufacturing and services company. The company, through its subsidiaries, designs, manufactures, and distributes electronic security and fire protection systems; electrical and electronic components; and medical devices and supplies, imaging agents, pharmaceuticals, and adult incontinence and infant care products. Tyco’s fire and security products and services include electronic security systems, fire detection systems and suppression systems, as well as fire extinguishers and related products. The company’s electrical and electronic components comprise electronic/electrical connector systems; fiber optic components; and wireless devices, such as private radio systems, heat shrink products, circuit protection devices, and magnetic devices

Employees

We have approximately 65 full time employees including 10 executive and administrative staff, 6 in engineering, 6 in sales and marketing, with the balance working in the field as superintendents, foreman, journeyman or apprentices.

Recent Developments
None

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenues were $3,549,362 for the three months ended March 31, 2011; an increase of $741,895, or 26%, from revenues of $2,807,467 for the three months ended March 31, 2010. This increase was primarily driven by increases in the fire protection segment, offset by a decrease in the telecommunications segments.  Management is optimistic about the results in the fire segment, but the slow economy is still being watched as we try to increase revenues throughout all of our segments.  Pro-Tech is concentrating on its service arm in the hopes of garnering additional revenue from its current customer base.

Fire Life Safety segment revenue for the three months ended March 31, 2011 and 2010 were approximately $2,773,000 or 78% and $1,562,000 or 56% of total revenue, respectively.  The increase in revenue was due to jobs starting that had been waiting in backlog.  This segment continues to make headway in garnering contracts and has had a recent increase in bid activity in this segment.  Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the three months ended March 31, 2011 and 2010 was approximately $776,000 or 22% and $1,245,000 or 44% of total revenue, respectively.  The decrease in revenue was due primarily to the winding down of the State project this segment has been working on.  Management is reviewing how to gain traction into areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable. Management hopes, but cannot guarantee, that they will be able to increase revenues for this segment through these means.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs.  Our cost of revenue was $2,209,933 or 62% of revenue for the three months ended March 31, 2011, compared to $1,998,568 or 71% for the same period of the prior year.  The decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and the fire protection segment becoming a larger piece of the revenue.    The current economy is not allowing companies to produce margins from the past and we are no exception.  We are seeking out other segments of the market to allow us to try and increase our margins.  All segments of our company are being monitored closely to keep margins in line with management’s expectations.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended March 31, 2011 and 2010 was approximately $1,955,000 and 71% and $1,011,000 and 65%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the three months ended March 31, 2011, as well as the increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations representing the tightening economy.

Telecommunications segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended March 31, 2011 and 2010 was approximately $255,000 and 33% and $987,000 and 79%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended March 31, 2011.  The decrease in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and the cost of initial expansion into additional segments of the telecommunications market.  The segment also received a credit from its prime source of labor for issues settled over apparent incorrect billings. This segment started new business lines and has incurred heavy startup costs. We are starting to see opportunities come in due to the high grades of previous work, which management intends to try and take advantage of.  Management hopes but cannot assure these costs should start to normalize as the revenues increase and wash out the startup costs.

Selling, general and administrative

Selling, general and administrative expenses were $1,308,223 for the three months ended March 31, 2011 compared to $1,182,430 for the three months ended March 31, 2010. The selling, general and administrative cost related to revenues decreased to 36.9% for three months ended March 31, 2011 as compared to 42.1% for the three months ended March 31, 2010.

The increase is primarily a result of an increase in fuel, benefits and accounting and legal services.  Accounting and legal increase is primarily a timing issue, in order to minimize the fluctuations. Management is looking at accruing for these services to flatten the ups and downs currently hitting the financials. Management has taken a hard look at these costs and continues to make cuts and adjustments to keep these costs in line as we continue to increase revenue and margin levels.

Management continues to monitor costs in these difficult economic times in order to remove unnecessary overhead.

Depreciation and amortization

Depreciation and amortization expense decreased to $51,068 for the three months ended March 31, 2011 compared to $75,677 in the three months ended March 31, 2010.  The decrease came primarily from the end of intangible amortization related to discontinued operations.  This amortization finalized in August 2010.  It was partially offset by the amortization of the financing costs of the Series A preferred stock.

Interest

Net interest expense decreased to $21,472 for the three months ended March 31, 2011 compared expense of $33,737 for the three months ended March 31, 2010. This decrease was primarily reduction the reduction in the line of credit and notes payable charges due to slow pay of invoices and timeliness of payments to vendors.

Income Tax

There was no income tax benefit or expense for the three months ended March 31, 2011 compared to an income of $80,490 for the three months ended March 31, 2010. This is due to the net loss position of the Company and no subsequent realization of any deferred tax assets until positive earnings are gained.

Liquidity and Capital Resources

Liquidity:

For the three months ended March 31, 2011, we experienced a net income from continuing operations of $49,770 and income of $359,679 from discontinued operations.  At March 31, 2011, we had $290,999 in cash.  Accounts receivable, net of allowances for doubtful accounts, were $2,778,822 at March 31, 2011.

At March 31, 2011, we had negative working capital from continuing operations of $579,784, compared to negative working capital from continuing operations of $517,524 at December 31, 2010. The ratio of current assets to current liabilities decreased to .84:1 at March 31, 2011 compared to .87:1 at December 31, 2010.  Cash provided by continuing operations during the three months ended March 31, 2011 was $161,528 as compared to cash provided by continuing operations of $77,950 for the three months ended March 31, 2010. Management feels the working capital number is somewhat misleading as the Company is currently carrying approximately $456,000 in warrant and derivative liabilities that likely will not lead to actual cash disbursements by the Company. We believe there will be an improvement in the working capital during the second and third quarters of 2011 as overhead cost cutting and market penetration strategies being implemented take effect. Management anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at March 31, 2011 included cash of $290,999 and $2,778,822 of net accounts receivable. Our management believes, but can provide no assurances, that that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow

For the three months ended March 31, 2011, we had cash provided of $161,528 from our continuing operating activities, primarily as a result of our net income from continuing operations of $49,770, an increase in costs in excess of billings of $208,999, decrease in billing in excess of cost of $137,653, add back depreciation and amortization of $51,069, reduction for net bad debt allowance and write offs of $19,526, use of prepaid items $25,745 and an increase of $287,791 of accounts receivable and an increase in accounts payable of $757,095.  By comparison, net cash provided by continuing operating activities was $77,950 for the three months ended March 31, 2010.

There was limited investing activity from continuing operations during the three months ended March 31, 2011. This activity was related primarily to computer replacements and the addition of two vans to support our expansion of the extinguisher service department. There was no significant investing activity during 2010.

Financing activity from continuing operations for 2011 consisted of payments on long term debt obligations of $61,057 and payments on the line of credit facility of $25,000.  For 2010, financing activity from continuing operations consisted of payments on long term debt obligations of $44,990 offset by line of credit borrowings of $100,000.

With recent cuts in branch corporate and selling, general and administrative costs as well as investment in market penetration strategies, management anticipates, but can provide no assurances, that our cash flow will be positive for the remainder of 2011.

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

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at March 31, 2011 was $925,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility or find other funding sources to increase the facility to $1.250 million in the future.  Our management believes an increased line of credit facility would help to provide adequate liquidity and financial flexibility to support our expected growth beginning in the second quarter of 2011 and beyond.

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

Effective October 13, 2010, our company executed a new credit facility decreasing the line to $975,000.  The interest rate remains at .5% less than the lender’s index rate, currently 4.5% and the maturity date was reset to June 30, 2011.  With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement.  As part of the new agreement, we were required to pay down $25,000 by December 31, 2010 and March 31, 2011.  These payments were made in accordance with the agreement.

Should the current financing arrangements prove to be insufficient for our current needs; we are willing to go to the capital markets to raise the necessary capital to meet these needs.

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013.  The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held.  The current balances at March 31, 2011 on these two notes are $138,477 and $145,794, respectively.

During the fourth quarter of 2010, the Company executed notes with two vendors to replace outstanding invoices and allow payments over time.  The Company is paying between 5-6% on these obligations and it has proven to help keep a positive relationship with these vendors.  The notes are pay able over 8 and 18 months.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any other legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.  We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of any claims against the Company or any reputed claims against it at this time, except as follows:

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On March 10, 2011, the Company entered into an agreement with Legend Merchant Services to represent it as its investment banker. Legend will receive an aggregate of 150,000 common shares of stock for its services. The shares will be issued as follows: 50,000 upon execution of the agreement and 50,000 shares in each of the following two months beginning 30 days after execution of the agreement. The Company has already issued 50,000 shares on the execution of the agreement. The Company incurred an expense of $12,500 related to this issuance.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

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

(2)   Incorporated by reference to the Company’s filing on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2011.

(3)  Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Pro-Tech Industries, Inc.
Date: May 16, 2011	By: /s/ Donald Gordon

Donald Gordon
Chief Executive Officer

Registrant	Pro-Tech Industries, Inc.
Date: May 16, 2011	By: /s/ Michael Walsh

Michael Walsh
Chief Financial Officer (Principal Financial Officer)