Form 10-Q
period 2011-06-30
Pro-Tech Industries, Inc.
filed 2011-08-22
CIK 1402186

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

(Mark One)
☑         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 000-53013

Pro-Tech Industries, Inc.
(Name of small business issuer as specified in its charter)

Nevada	90-0579362
State of Incorporation	IRS Employer Identification No

8550 Younger Creek DR, #2
Sacramento, CA 95828
 (Address of principal executive offices)

 (916) 388-0255
(Issuer’s telephone number)

 (Former name or Former Address if Changes Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☑     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non–Accelerated filer    ☐          Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2011
Common stock, $0.001 par value	19,394,937

PRO-TECH INDUSTRIES, INC.

INDEX TO FORM 10-Q FILING
 FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I       FINANCIAL INFORMATION

ITEM 1.	INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	5
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010	6 - 7
Notes to Unaudited Condensed Consolidated Financial Statements	8 - 23

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$125,330	$323,472
Contract receivable, net of allowance for doubtful accounts as of June 30, 2011 and December 31, 2010, of $80,000 and $100,000, respectively (Note D)	3,261,018	2,471,505
Costs and estimated earnings in excess of billings (Note E)	197,933	347,254
Inventory	56,576	59,948
Other current assets	92,727	127,399
Deferred financing cost, net	40,000	30,130
Total current assets	3,773,584	3,359,708

Property plant and equipment, net (Note F)	282,305	282,183

Other Assets:
Deposits	10,856	10,856
Total assets	$4,066,745	$3,652,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses (Note H)	$2,803,377	$1,821,676
Short term note payable	3,900	26,658
Notes payable – current portion (Note J)	169,312	214,872
Accruals on uncompleted projects (Note E)	150,420	310,082
Reserve for loss on uncompleted contracts	-	6,472
Line of credit (Note I)	925,000	950,000
Warrant and preferred stock derivative liability	430,892	547,472
Discontinued operations (Note C)	135,776	554,114
Total current liabilities	4,618,677	4,431,346

Long -Term Liabilities:
Notes payable- others – long term portion (Note J)	123,425	183,530
Discontinued Operations (Note C)	60,282	123,526
Total Long Term Liabilities	183,707	307,056

Series A 10% convertible redeemable preferred stock, $0.001 par value, 40,000 shares authorized; 32,800 and 23,000 issued and outstanding, (net) at June 30, 2011 and December 31, 2010, respectively (face value $820,000 and $575,000, respectively)	654,386	459,411

Stockholders' Equity (Deficit):
Preferred stock, undesignated, $0.001 par value; 4,960,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 70,000,000 shares authorized; 19,394,937 and 18,832,808 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	19,395	18,833
Additional paid in capital	1,125,122	1,152,934
Accumulated deficit	(2,534,542)	(2,716,833)
Total stockholders’ (deficit)	(1,390,025)	(1,545,066)

Total liabilities and stockholders' equity (deficit)	$4,066,745	$3,652,747

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenue	$2,507,962	$3,531,755	$6,057,324	$6,339,223
Less: Cost of sales	1,580,686	2,063,866	3,790,619	4,057,230
Gross profit	927,276	1,467,889	2,266,705	2,281,993

Operating Expenses:
Depreciation and amortization (Note F & G)	39,227	96,910	90,295	172,588
Selling, general and administrative	1,272,006	1,103,821	2,580,230	2,283,253
Total Operating Expenses	1,311,233	1,200,731	2,670,525	2,455,841

Income (Loss) from Operations	(383,957)	267,158	(403,820)	(173,848)

Other Income (Expense):
Gain (loss) on change in fair value of derivative liability	214,750	203,827	305,854	203,827
Interest expense, net	(25,567)	(22,941)	(47,038)	(56,678)
Total Other Income (Expense)	189,183	180,886	258,816	147,149

Income (loss) income before income taxes	(194,774)	448,044	(145,004)	(26,699)

Income tax benefit (expense)	-	-	-	80,490

Income(loss) from continuing operations	(194,774)	448,044	(145,004)	53,791

Income(loss) from discontinued operations	-	(134,999)	359,679	(793,362)

Net Income(Loss)	(194,774)	313,045	214,675	(739,571)

Preferred stock dividends and amortized discount	62,319	105,098	212,014	105,098

Net Income(loss) attributable to common shareholders	$(257,093)	$207,947	$2,661	$(844,669)

Net income (loss) per share from continuing operations:
Basic	$(0.01)	$0.03	$(0.01)	$0.00
Diluted	$(0.01)	$0.02	$(0.01)	$0.00

Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.01	$(0.04)
Diluted	$(0.01)	$0.01	$0.01	$(0.04)

Net income (loss) per share attributable to common shareholder:
Basic	$(0.01)	$0.02	$0.00	$(0.04)
Diluted	$(0.01)	$0.01	$0.00	$(0.04)

Weighted average common shares outstanding (Note A):
Basic	18,700,547	18,473,871	18,550,394	18,382,232
Diluted	22,546,493	20,938,157	22,396,341	20,846,518

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss) from operations	$214,675	$(739,571)
Income (loss) from discontinued operations	359,679	(793,362)
Income (loss) from continuing operations	(145,004)	53,791
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,165	151,689
Amortization of deferred financing costs paid by stock	13,630	21,318
Bad debt write off	25,065	47,664
Accrual for bad debt allowance	(20,000)	50,000
Change in fair value of warrant and Preferred stock derivative liability	(305,854)	(203,827)
Amortization of deferred compensation	20,115	24,200
Issuance of stock for services	36,000	-
Accruals (reversal) of loss against uncompleted contracts	(6,472)	-
(Increase) decrease in:
Contract receivable	(794,578)	(548,042)
Inventory	3,372	12,225
Other current assets, net	34,671	(59,726)
Costs and estimated earnings in excess of billings	149,321	(199,791)
Billings in excess of costs and estimated earnings	(159,662)	125,192
Increase (decrease) in:
Accounts payable and accrued expenses, net	958,943	670,230
Net Cash Provided by in Continuing Operating Activities	(138,288)	144,923
Net Cash Used in Discontinued Operating Activities	(58,659)	(338,946)
Net Cash Provided by (Used in) Operating Activities	(196,947)	(194,023)

Cash Flows From (Used By) Investing Activities:
Purchase of property and equipment	(52,287)	(4,367)
Net Cash Provided by (Used In) Continuing Investing Activities	(52,287)	(4,367)
Net Cash Provided by Discontinued Investing Activities	-	-
Net Cash Provided by (Used In) Investing Activities	(52,287)	(4,367)

Cash Flows From (Used By) Financing Activities:
Proceeds from Issuance of Series A Preferred Stock	245,000	575,000
Payments of long term debt	(105,664)	(97,448)
Proceeds from (payments on) line of credit	(25,000)	100,000
Net Cash Provided by (Used in) Continuing Financing Activities	114,336	577,552
Net Cash (Used in) Discontinued Financing Activities	(63,244)	(14,441)
Net Cash Provided (Used) by Financing Activities	51,092	563,111

Net (decrease) in Cash And Cash Equivalents	(198,142)	364,721

Cash and cash equivalents at beginning of period	323,472	186,894
Cash and cash equivalents at the end of period	$125,330	$551,615

See accompanying notes to these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(continued)

	Six months ended June 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$47,038	$56,678
Cash paid during period for taxes	$-	$-

Preferred stock dividend – non-cash	$32,384	$11,870
Amortization of BCF transferred to additional paid in capital	$179,630	$93,228
Common stock issued for preferred dividend	$72,766	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PRO-TECH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

The Company was originally incorporated under the laws of the State of Nevada on April 4, 2007 under the name Meltdown Massage and Body Works, Inc. (“Meltdown”) and formerly operated as a development stage company. On December 31, 2008, Meltdown merged with and into Pro-Tech Fire Protection Systems Corp. On May 8, 2009, the Company’s stockholders approved a name change from Meltdown Massage and Body Works, Inc. to Pro-Tech Industries, Inc. which became effective with the filing of an amendment to the Company Articles of Incorporation on May 11, 2009. The Company is now known as Pro-Tech Industries, Inc. (“PTI” or “Pro-Tech”) and the ticker symbol is PTCK.QB.

The unaudited condensed consolidated financial statements include the accounts of PTI, Pro-Tech and Conesco, Inc., the operating subsidiaries (collectively, the “Company”).

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

On July 31, 2010, the Company entered into a letter of intent to sell the stock of Conesco, Inc. to its prior owner upon the terms and subject to the conditions of a definitive agreement. The final terms of the definitive agreement are in the process of being finalized and management projects to complete the sale in the third or fourth quarter of 2011. The letter of intent is non-binding and either side may terminate with written notice. These unaudited condensed consolidated financial statements include disclosure of the results of operations for Conesco, for all periods presented, as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventory

The Company maintains an inventory which primarily consists of small parts such as sprinkler heads, gaskets, pipe joints, junction boxes, outlets, etc. which comes from closed jobs or economical buying opportunities. They get used for repair work or filler when jobs run short. The inventory on hand was $56,576 and $59,948 at June 30, 2011 and December 31, 2010, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $4,581 and $13,541 of advertising costs for the six months ended June 30, 2011 and 2010, respectively.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit for interest bearing accounts. The Federal Depository Insurance Corporation (FDIC) insures interest bearing accounts at each institution up to $250,000. The Company periodically reviews its contract receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $80,000 and $100,000 as of June 30, 2011 and December 31, 2010, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and six months ended June 30, 2011 and 2010, under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), “Earnings Per Share” and as amended/superseded in “Compensation” (“ASC 718-10”). As the Company reported a net loss for the three months ended June 30, 2011 and the six months ended June 30, 2010, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of June 30, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive. Non-vested shares have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended June 30, 2011:

three months ended June 30, 2011

Net loss from continuing operations used in computing basic net income	$(194,774)
Less: Preferred stock dividend and amortized warrant and discount	62,319
Net loss from continuing operations in computing diluted net loss per share	$(257,093)

The weighted average shares outstanding used in the basic net income per share computations for the six months ended June30, 2011 was 18,550,394. In determining the number of shares used in computing diluted loss per share, the Company added 3,845,946 potentially dilutive securities for the three months ended June 30, 2011. The potentially dilutive securities added were mostly attributable to the warrants, and convertible preferred shares outstanding. As a result, the diluted loss per share from continuing operations for the six months ended June 30, 2011 was $0.02.

Derivative financial instruments

On October 1, 2001, the Company adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the six month period ended June 30, 2011 and 2010.

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

Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision of $453,711 at April 15, 2010 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 4.00%, expected volatility of 176.1%, and expected life of 1 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $453,711 and a reduction to series A convertible redeemable preferred stock. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The Company issued additional warrants which increased the reset provision by $59,944 in August 2010. In the three month period ended June 30, 2011, the Company sold additional Series A Preferred stock with additional warrants adding an additional $189,274 to the reset provision. The addition was used in the calculation for the reset values at June 30, 2011.

The fair value of the reset provision of $430,892 at June 30, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	0 - 10%
Volatility	295.05%
Risk free rate:	0.19% - 1.76%

The change in fair value of the warrant and preferred stock derivative liability resulted in a current quarter non-operating income to operations of $214,750.

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

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during quarter ended June 30, 2011, the Company incurred net losses attributable to common shareholders of $257,093 and used $196,947 of cash for operating activities during the six months ended June 30, 2011. As shown in the audited consolidated financial statements for the year ended December 31, 2010, the Company incurred net losses attributable to common shareholders of $2,559,004 and used $443,664 in cash for operating activities during year ended December 31, 2010. At June 30, 2011 and December 31, 2010, the Company had a working capital deficit. The Company is in default of covenants on its line of credit. These factors among others may indicate that the Company might be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – DISCONTINUED OPERATIONS

Effective October 1, 2010, after having carefully evaluated all options, Pro-Tech determined to abandon our electrical division as we no longer consider the business to be economically viable due to economic conditions and capital constraints. The electrical division was compromised by inefficient operations and cost overruns on three of its four last recent projects. The Company believes that the investment needed and the tough economic conditions do not make it prudent to continue on with this division. Accordingly, the Company has determined that the best course of action was to preserve value of the remaining divisions of Pro-Tech by winding down the electrical operations which the Company has done on an orderly basis. The historical operations and costs of the electrical division and its assets and liabilities are classified as discontinued operations in the accompanying consolidated financial statements.

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

Loss from discontinued operations:
	For the six months ended
	June 30, 2011	June 30, 2010
Gain (loss) from discontinued operations	$(7,094)	$(793,362)
Gain on abandonment of liabilities	366,773	-
Total loss on disposal/abandonment of discontinued operations	$359,679	$(793,362)

Assets and liabilities of discontinued operations:
	June 30, 2011	December 31, 2010
Assets:
Cash	$-	$-
Receivables	-	-
Other current assets	-	-
Current assets of discontinued operations	-	-

Property, plant and equipment:	-	-
Non-current assets of discontinued operations	-	-
Total assets of discontinued operations	$-	$-

Liabilities:
Accounts payable	$37,797	$436,669
Current portion of note payable	97,979	-
Note payable	60,282	240,971

Total liabilities of discontinued operations	$196,058	$677,640

NOTE D – CONTRACT RECEIVABLES

Contracts receivable consist of the following:

	June 30, 2011	December 31, 2010
Contracts receivables	$3,231,181	$2,265,904
Retention receivables	109,837	305,601
Allowance for doubtful accounts	(80,000)	(100,000)
	$3,261,018	$2,471,505

NOTE E – UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	June 30, 2011	December 31, 2010
Costs incurred to date on uncompleted contracts	$6,709,416	$7,983,803
Estimated earnings	3,085,526	3,669,091
	9,794,942	11,652,894
Less: billed revenue to date	9,747,429	11,615,722
Under (over) billings, net	$47,513	$37,172

Costs and estimated earnings in excess of billings	$197,933	$347,254
Less: accruals on uncompleted contracts	150,420	310,082
Under (over) billings, net	$47,513	$37,172

NOTE F – PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Vehicles	$272,405	$262,768
Leasehold improvements	238,897	237,013
Office equipment	229,891	213,090
Tools and other equipment	252,637	228,672
	993,830	941,543
Less: accumulated depreciation	711,525	659,360
Net Property and Equipment	$282,305	$282,183

Depreciation expense was $27,248 and $28,262 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $52,165 and $56,609 for the six months ended June 30, 2011 and 2010, respectively.

NOTE G – INTANGIBLE ASSETS AND GOODWILL

Intangibles consist of a non-compete agreement and the customer list.

The following summarizes intangible assets at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Intangibles: Customer List	$283,979	$283,979
Less: accumulated amortization	283,979	283,979
Net Intangibles	$-	$-

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

Amortization expense was $0 and $68,648 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense was $0 and $115,978 for the six months ended June 30, 2011 and 2010, respectively.

NOTE H – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities:

	June 30, 2011	December 31, 2010
Accounts payable	$2,607,294	$1,699,335
Accrued payroll and vacation	56,188	49,934
Accrued payroll taxes	29,669	3,026
Other liabilities	110,226	69,381
Total	$2,803,377	$1,821,676

NOTE I – BANK LINES OF CREDIT

The Company has a line of credit with Westamerica Bank in the amount of $900,000. The line of credit is secured by substantially all of the assets of the Company and guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the line of credit and have pledged substantially all of the assets as security for the line of credit (see Note N). The line of credit bears interest at the Bank rate plus 1.5%, per annum, with interest due and payable monthly and expires on June 30, 2012. The balance outstanding under the line of credit at June 30, 2011 and December 31, 2010 amounted to $925,000 and $950,000 respectively, leaving a balance available on the line of $0 and $0, respectively. The Company is required to maintain certain bank loan covenants. At June 30, 2011 and December 31, 2010, the Company was not in compliance with certain bank loan covenants. On July 15, 2011, the Company executed an extension to June 30, 2012 on the line of credit. As part of the agreement, the line was paid down to $900,000 effective on the date of signing. The Company is required to make pay downs on December 31, 2011 and March, 2012, of $25,000 each. The interest rate was changed to the bank index rate plus 1.5%. Upon signing of the agreement, the Company made a principal payment of $25,000 on the line, reducing the balance to $900,000.

NOTE J – NOTES PAYABLE

Notes payable are as follows:
	June 30, 2011	December 31, 2010
Note payable to Bank, interest at 7.76% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $13,090.68, due February, 2012. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	$101,709	$174,576
Note payable to Bank, interest at 5.5% per annum; secured by substantially all of the Company’s assets; with monthly principal and interest payments of $4,776.33, due December, 2013. The Note is guaranteed by the Company’s principal stockholders. In addition, entities owned and controlled by the Company’s principal stockholders are co-makers of the Note and have pledged substantially all of their assets as security for the Note (see Note N).	133,435	158,006
Note payable to Ford Motor credit, 0% interest; secured by 2011Ford Escape. Payments of $678.16 monthly for 48 months.	28,483	32,552
Note payable to Ford Motor credit, 0% interest; secured by 2010 Ford Fusion. Payments of $693.09 monthly for 48 months.	29,110	33,268
Total notes payable	292,737	398,402
Less: current portion	169,312	214,872
Notes payable – long term	$123,425	$183,530

Aggregate maturities of long-term debt as of June 30, 2011 are as follows:

Twelve months ended:	Amount
June 30, 2012	$169,312
June 30, 2013	70,545
June 30, 2014	44,652
June 30, 2015	8,228
Total	$292,737

NOTE K – PREFERRED STOCK

The Company has designated 40,000 shares of preferred stock as Series A convertible redeemable preferred stock no par value, which may be issued in one or more sub-series, and have authorized the issuance of 32,800 shares of Series A convertible redeemable preferred stock. The Series A Preferred Stock is convertible into shares of the Company common stock at a conversion price of $0.35 per share, subject to adjustment for customary anti-dilution provisions. Holders may redeem the Series A Preferred Stock partially or in full at the purchase price subject to the holder’s conversion rights or redemption rights. The Series A Preferred Stock accrues dividends at an annual rate of 10% per annum, payable quarterly, either in cash or, at our election, shares of our common stock.

During April, May and June 2011, the Company sold a total of 9,800 shares in a private placement at a price of $25 per share. The total purchase price was $245,000 and the proceeds to the Company, net of commissions paid to the investment advisor, were approximately $220,500. The investors received 350,000 warrants to purchase common stock. Each warrant is exercisable for a period of five years, with an exercise price of $0.35. Since the Series A convertible redeemable preferred stock may ultimately be redeemed at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2011 and December 31, 2010.

During April 2010, the Company sold 23,000 shares in a private placement at a price of $25 per share. The total purchase price was $575,000 and the proceeds to the Company, net of commissions paid to the investment advisor, were approximately $523,125. The investors received 575,000 warrants to purchase common stock. Each warrant is exercisable for a period of five years, with an exercise price of $0.50. Since the Series A convertible redeemable preferred stock may ultimately be redeemed at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2011 and December 31, 2010.

As part of the raise the Company paid cash commission of $24,500 as well as issuing 146,875 shares of its common stock, valued at the time of issuance at $23,500, which was shown as deferred finance costs. the Company amortized $11,979 and $21,318 during the three month period ending June 30, 2011 and, 2010, respectively. Amortization of deferred finance cost was $38,130 and $21,318 for the six months ended June 30, 2011 and 2010, respectively

In July 2010, the Company amended the purchase and warrant agreement to amend the conversion price on preferred stock and the strike price on the warrants from $0.50 to $0.35 per share. All other terms remained the same. This amendment increased the warrants by 321,429 to a total of 821,429 warrants.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or  Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $264,730 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $248,924 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 10%; (2) expected volatility of 295.05%, (3) weighted average risk-free interest rate of .19% - 1.76%, and (4) expected life of 1 year as the conversion feature and warrants are immediately exercisable. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $702,928, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, we are amortizing the discount over the period of one year (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). The charge to additional paid in capital for the year ended December 31, 2010 was $357,208 and for six months ended June 30, 2011 was $179,630.

For the three months ended June 30, 2011 and 2010, the Company has accrued dividends of $18,206 and $11,870, respectively. For the six months ended June 30, 2011 and 2010, the Company has accrued dividends of $32,384 and $11,870, respectively. The accrued dividends have been charged to retained earnings and added to carrying value of preferred stock. In March, April and June 2011 the company issued restricted common stock as payment of accrued dividends through June 30. (See Footnote U)

NOTE L – CAPITAL STOCK

The Company is authorized to issue 70,000,000 shares of common stock with $0.001 par value per share. As of June 30, 2011 and December 31, 2010, the Company had 19,394,937 and 18,832,808 shares of common stock issued and outstanding respectively. During the six months ended June 30, 2011 and 2010, the Company recorded compensation expense of approximately $20,115 and $24,200, respectively relating to shares issued during the periods ended December 31, 2010 and 2009, respectively and vested during the six months ended June 30, 2011 and 2010, after adjustments for termination and service changes.

On March, April and May 17, 2011, the Company issued a total of 150,000 shares of restricted common stock to Legend Merchant Group as part of its agreement signed on March 10, 2011. The Company entered into the agreement with Legend Merchant Services to represent it as its investment banker. Legend will receive an aggregate of 150,000 common shares of stock for its services. The shares were issued as follows: 50,000 upon execution of the agreement (issued on March 17, 2011) and 50,000 shares in each of the following two months beginning 30 days after execution of the agreement.

On June 30, 2011, the Company issued 146,875 shares of restricted common stock to its investment banker for commissions of $23,500 through March 31, 2011.

On June 30, 2011, the Company issued 113,784 shares of restricted common stock to its Preferred Series A shareholders for accrued dividends of $18,205 through June 30, 2011.

On April 19, 2011, the Company issued 139,804 shares of restricted common stock to one of its Preferred Series A shareholders for accrued dividends of $47,533 through March 31, 2011.

On March 31, 2011, the Company issued 20,666 shares of restricted common stock to one of its Preferred Series A shareholders for accrued dividends of $7,026 through March 31, 2011.

NOTE M – WARRANTS

Transactions involving our warrant issuances are summarized as follows:

	2011		2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	821,429	$0.35	-	$-
Granted during the period	350,000	0.35	575,000	0.50
Exercised during the period	-	-	-	-
Terminated during the period	-	-	-	-
Outstanding at end of the period	1,171,429	$0.35	575,000	$0.50
Exercisable at end of the period	1,171,429	$0.35	575,000	$0.50

The number and weighted average exercise price of our options and warrants outstanding as of June 30, 2011 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.35	1,171,429	4.06	$0.35

NOTE N - RELATED PARTY TRANSACTIONS

Two primary stockholders of the Company are co-owners of an entity that provides charter air services, and on occasion, the Company utilizes this entity for air travel services in connection with the Company’s contracting. During the three months ended June 30, 2011 and 2010, the Company incurred and charged to operations $4,225 and $1,849, respectively, in connection with air travel services provided by the entities to the Company. During the six months ended June 30, 2011 and 2010, the Company incurred and charged to operations $6140 and $4,160, respectively. There were no payables owed to the entities at June 30, 2011 and December 31, 2010, respectively.

The entities are co-makers of a line of credit and a note payable and have pledged substantially all of their assets to secure the line of credit (See Note I) and note payable (see Note J).

The Company’s CEO is the license holder of an entity through which Pro-Tech Fire Protection Systems Corp. is the subcontractor. His wife’s company is the owner of the entity which holds all of the stock of this entity. The entity is considered a minority woman owned small business. Pro-Tech Fire Protection Systems Corp. management is trying to use this designation to help it win contract awards as well as develop additional telecommunications segment revenue.

NOTE O - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases that expire through December 2011. The Company also leases vehicles from Enterprise Fleet Services under non-cancelable operating leases expiring through March 2013 as well as office equipment extending to February 2016.

Future minimum lease payments for the above leases over the next five years are as follows:

Amount
2012	$173,848
2013	75,581
2014	19,499
2015	16,008
2016	9,338
Total	$294,274

For the three months ended June 30, 2011 and 2010, rent expense was $42,569 and $40,983, respectively. For the three months ended June 30, 2011 and 2010, vehicle lease expense was $13,213 and $38,880, respectively.

For the six months ended June 30, 2011 and 2010, rent expense was $79,138 and $76,874, respectively. For the six months ended June 30, 2011 and 2010, vehicle lease expense was $35,909 and $89,946, respectively.

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

Summarized financial information by line of business for the three and six months ended June 30, 2011 and 2010, as taken from the internal management system previously discussed, is listed below.

Revenue	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fire Protection/Alarm & Detection	$1,921,000	$2,790,000	$4,693,000	$4,352,000
Telecommunications	587,000	742,000	1,364,000	1,987,000
Total	$2,508,000	$3,532,000	$6,057,000	$6,339,000

Gross Profit	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fire Protection/Alarm & Detection	$653,000	$1,319,000	$1,459,000	$1,875,000
Telecommunications	274,000	149,000	808,000	407,000
Total	$927,000	$1,468,000	$2,267,000	$2,282,000

Operating Income (Loss)	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fire Protection/Alarm & Detection	$34,000	$750,000	$34,000	$611,000
Telecommunications	(27,000)	42,000	(26,000)	42,000
Corporate	(391,000)	(525,000)	(412,000)	(827,000)
Total	$(384,000)	$267,000	$(404,000)	$(174,000)

Depreciation/Amortization	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fire Protection/Alarm & Detection	$3,000	$7,000	$3,000	$14,000
Telecommunications	5,000	5,000	5,000	5,000
Corporate	31,000	85,000	82,000	154,000
Total	$39,000	$97,000	$90,000	$173,000

Interest (Income)Expense	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fire Protection/Alarm & Detection	$7,000	$-	$2,000	$(3,000)
Telecommunications	-	-	-	-
Corporate	19,000	23,000	45,000	60,000
Total	$26,000	$23,000	$47,000	$57,000

Assets
	June 30, 2011	December 31, 2010
Fire Protection/Alarm & Detection	$2,835,000	$2,799,000
Telecommunications	972,000	548,000
Corporate	260,000	306,000
TOTAL	$4,067,000	$3,653,000

Capital Expenditures
	June 30, 2011	June 30, 2010
Fire Protection/Alarm & Detection	$35,501	$-
Telecommunications	-	-
Corporate	16,786	4,367
TOTAL	$52,287	$4,367

NOTE Q - MAJOR CUSTOMERS AND SUPPLIERS

The Company had three customers accounting for 39% of the total revenue for the three months ended June 30, 2011 and two customers which accounted for 35% of the total revenue for the three months ended June 30, 2010. The Company had two customers accounting for 24% of the total revenue for the six months ended June 30, 2011 and two jobs which accounted for 41% of the total revenue for the three months ended June 30, 2010. The Company often has multiple jobs running under some customers, but the jobs will have different owners and therefore should not necessarily be considered one customer from the standpoint of concentration of risk.

Purchases from the Company’s major vendor accounted for 31% of materials purchases for the six months ended June 30, 2011 and from two major vendors were approximately 57% of materials purchases for the six months ended June 30, 2010. Purchases from the Company’s two major vendors accounted for 56% of purchases for the three months ended June 30, 2011 and were approximately 85% of purchases for the three months ended June 30, 2010. There are multiple vendors available to get materials and the Company does not run a risk of shortage due to the loss of any of the vendors.

NOTE R – EMPLOYEE BENEFITS PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching the participant's elective deferral up to 3% of their annual gross income. The Company's expense for the plan was $0 and $13,298, for the three and six months ended June 30, 2011 and 2010, respectively. In April 2010, the Company temporarily suspended the matching portion of the 401(k) plan.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2011:

Derivative Liabilities	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)

Warrant derivative liability	$(186,738)	$-	$-	$(186,738)
Preferred stock derivative liability	(244,154)	-	-	(244,154)
Total	$(430,892)	$-	$-	$(430,892)

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

	Warrant Derivative Liability	Preferred Stock Derivative Liability
Balance, December 31, 2010	$271,646	$275,826
Total (gains) losses
Warrants issued with Redeemable Preferred Series A	75,919	-
Convertible Redeemable Preferred Series A	-	113,355
Mark-to-market at June 30, 2011:
- Series A Preferred Stock Reset Derivative	-	(145,027)
- Warrants issued with Convertible Redeemable Preferred Series A	(160,827)	-
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2011	$186,738	$244,154

Total gain (loss) for the six month period included in earnings relating to the liabilities held at June 30, 2011	$160,827	$145,027

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

On January 1, 2007, Pro-Tech changed from cash basis to accrual basis for the recognition of income taxes. The Company elected to pro-rate the initial tax catch up over 4 years as allowed by Section 481. At December 31, 2010 and 2009, the Company had for federal and state income tax purposes a net deferred tax liability of $40,000 and $80,490, respectively.

Components of the net deferred tax liability are as follows:

	June 30, 2011 (unaudited)	Year Ended December 31, 2010
Deferred tax assets
Allowance for bad debt	$32,000	$40,000
Timing difference on amortization of intangibles	-	-
Total gross deferred tax assets	32,000	40,000

Deferred tax liabilities
Section 481 carryforward	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax asset (liability)	$32,000	$40,000

The federal and state income tax provision (benefit) is as follows:

	June 30, 2011 (unaudited)	Year Ended December 31, 2010
Current:
Federal	$(56,932)	$(52,457)
State	(10,047)	(9,257)
Total current	(66,979)	(61,714)

Deferred:
Federal	(27,200)	(34,000)
State	(4,800)	(6,000)
Total deferred	(32,000)	(40,000)

Total tax provision (benefit)	(98,979)	(101,714)
Valuation Allowance	98,979	101,714
Net	$-	$-

At December 31, 2010, Pro-Tech Industries had a reportable Net Operating Losses of approximately $154,000. For 2010, Pro-Tech Fire Protection Systems Corp. will file as a member of consolidated income tax returns with its parent Pro-Tech Industries. The consolidated NOL’s are not listed as deferred tax assets as such would be subject to 100% valuation reserves. Conesco will not participate in the consolidated filings and its reportable NOL’s will remain with the company upon execution of the impending ownership change.

At June 30, 2011, Pro-Tech Industries had a reportable Net Operating Losses of approximately $147,000. For 2011, Pro-Tech Fire Protection Systems Corp. will file as a member of consolidated income tax returns with its parent Pro-Tech Industries, The consolidated NOL’s are not listed as deferred tax assets as such would be subject to 100% valuation reserves. Conesco will not participate in the consolidated filings and its reportable NOL’s will remain with the company upon execution of the impending ownership change.

NOTE U - SUBSEQUENT EVENTS

On August 2, 2011, the Company entered into an agreement whereby a third party has agreed to assume, with no additional consideration, certain liabilities of the Company and exchange such liability for common stock. None of the proceeds of the sale of any common stock received in exchange for the liabilities will be invested in the Company but will reduce the outstanding debt of the Company. To date, $0 in outstanding liabilities has been extinguished in exchange for any shares.

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

OVERVIEW

On December 31, 2008, we executed an agreement with Pro-Tech Fire Protection Systems Corp (“Pro-Tech Fire Protection Systems Corp”), and our company  (the "Agreement"), whereby  pursuant to the terms and  conditions of that  Agreement,  Pro-Tech shareholders acquired ten million (10,100,000) shares of our common stock, whereby Pro-Tech Fire Protection Systems Corp would become a wholly owned subsidiary of our company. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, Pro-Tech Fire Protection Systems Corp had fair access to and was in possession of all available material information about our company. The shares were issued with a restrictive transfer legend in accordance with Rule 144 under the Securities Act. The issuance of the securities above were effected in reliance on the exemptions for sales of securities  not involving a public  offering,  as set forth in Rule 506 of Regulation D as promulgated  under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act .

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

Strategy and Positioning

Our internal growth strategy relies mostly on building and maintaining positive customer relationships. The Company also plans to grow externally, through strategic acquisition and alliance activities. There are four key elements in the Company’s overall growth strategy:

•	Expand portfolio of services through growth of A&D, telecommunications and electrical services
•	Focus on internal growth and development
•	Focus on expanding operating efficiencies
•	Pursue strategic acquisitions and partnerships

Expansion of portfolio of services allows us to offer a “one stop shop” and offer our customers the ability to coordinate multiple disciplines with one contact, minimizing time and energy spent in coordination where multiple vendors might have been used for all of these disciplines. This allows both us and our customers to more efficiently use overhead resources.

In slow economic times, such as what we are currently experiencing, we feel that by developing our current associates to be able to cover more diverse functions, allows us to keep our seasoned employees. We can develop and cross train employees, within their respective disciplines, so that when the economy begins to grow, we will have a strong well trained staff to lead us. We also believe the expansion of our market, most recently to Reno and Las Vegas, Nevada, puts us in strategic locations by covering the Northern and Southern California and Nevada markets, as well as giving us bases to access Arizona and Utah.

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

We also plan to use this slow economic time to pursue strategic relationships with our customers, while watching for opportunities to pick up strategic acquisitions in some of our newer markets and business segments. We feel working to strengthen alliances during the hard times will put us in a stronger position to move forward and build our business when the economy begins to turn. Likewise there are many companies who are feeling the pinch of the current economics. There may be opportunities to merge, acquire or form strategic partnerships with these companies, which can in turn lead to additional growth in our current markets. This could also allow us to move into other markets we feel would add positive growth to our company.

Client List

In addition to providing services directly to federal, state and local governments and Fortune 500 companies, our company has also established strong customer relationships with the following companies:

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

We have approximately 65 full time employees including 9 executive and administrative staff, 5 in engineering, 6 in sales and marketing, with the balance working in the field as superintendents, foreman, journeyman or apprentices.

Recent Developments
None

Results of Operations

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue

Revenues were $6,057,324 for the six months ended June 30, 2011; a decrease of approximately $282,000, or 4%, from revenues of $6,339,223 for the six months ended June 30, 2010. This decrease was primarily driven by increases in the fire protection segment, offset by a decrease in the telecommunications segments. Management is optimistic about the results in the fire segment, but the slow economy is still being watched as we try to increase revenues throughout all of our segments. Pro-Tech is concentrating on its service arm in the hopes of garnering additional revenue from its current customer base.

Fire Life Safety segment revenue for the six months ended June 30, 2011 and 2010 were approximately $4,693,000 or 77% and $4,352,000 or 69% of total revenue, respectively. The increase of approximately $341,000 or 8% in revenue was due to jobs starting that had been waiting in backlog and a push into the service and extinguisher services portion of the industry. This segment continues to make headway in garnering contracts and has had a recent increase in bid activity. Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the six months ended June 30, 2011 and 2010 was approximately $1,364,000 or 23% and $1,987,000 or 31% of total revenue, respectively. The decrease in revenue of approximately $623,000 or 31% was due primarily to the winding down of the State project this segment has been working on for the past two years. The segment has made significant progress in the past few months in obtaining work in the OSP construction management through its relationship with Atazz Technical Services. Management is expecting significant increases in revenue beginning in early Q3 2011 and continuing on a going forward basis. The diversification away from the State project will help the segment to maintain viability and future growth. Management is reviewing how to gain traction into areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable. Management hopes, but cannot guarantee, that they will be able to increase revenues for this segment through these means.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs. Our cost of revenue was $3,790,619 or 63% of revenue for the six months ended June 30, 2011, compared to $4,057,230 or 64% for the same period of the prior year. The decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and the fire protection segment becoming a larger piece of the revenue.  The current economy is not allowing companies to produce margins from the past and we are no exception. We are seeking out other segments of the market to allow us to try and increase our margins. All segments of our company are being monitored closely to keep margins in line with management’s expectations.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended June 30, 2011 and 2010 was approximately $3,234,000 and 69% and $2,477,000 and 57%, respectively. The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the six months ended June 30, 2011, as well as the increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations representing the tightening economy. The tightening economy has increased the pressure on bidding and limiting the profitability on projects. The Company, while bidding competitively, tries to make sure all bids won have enough margins to run the company and will not “buy” jobs at cost or less.

Telecommunications segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended June 30, 2011 and 2010 was approximately $556,000 and 41% and $1,580,000 and 80%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the six months ended June 30, 2011 compared to the same period in the prior year. The decrease in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our new OSP projects within the segment which provide more margin than the state project previously provided. Management expects the segments new business line to be able to hold a much lower cost of sale over time. The segment also received a credit from its prime source of labor for issues settled over apparent incorrect billings. This segment started new business lines and has incurred heavy startup costs. We are starting to see opportunities come in due to the high grades of previous work, which management intends to try and take advantage of. Management hopes but cannot assure these costs should start to normalize as the revenues increase and wash out the startup costs.

Selling, general and administrative

Selling, general and administrative expenses were $2,580,229 for the six months ended June 30, 2011 compared to $2,283,253 for the six months ended June 30, 2010. The selling, general and administrative cost related to revenues decreased to 42.6% for three months ended June 30, 2011 as compared to 36.0% for the six months ended June 30, 2010.

The increase is primarily a result of an increase in overhead costs from our Telco division’s expansion into OSP (Outside Plant) construction, which the division had not begun during this timeframe last year. Decreases in accounting and legal decreases partially offset this increase. Management has taken a comprehensive review l of these costs and continues to make cuts and adjustments to try and keep these costs in line as we continue to increase revenue and margin levels. Management made approximately $120,000 of annualized cost cuts midway through the quarter and should see the benefits more fully in following quarters.

Management continues to monitor costs in these difficult economic times in order to remove unnecessary overhead.

Depreciation and amortization

Depreciation and amortization expense decreased to $90,295 for the six months ended June 30, 2011 compared to $172,588 in the six months ended June 30, 2011. The decrease came primarily from the end of intangible amortization related to discontinued operations. This amortization finalized in August 2010. It was partially offset by the amortization of the financing costs of the Series A preferred stock.

Net Other Income

Net other income increased to $258,816 for the six months ended June 30, 2011 compared to income of $147,149 for the six months ended June 30, 2010. This increase was primarily the realization of a reduction in the carrying value of warrant and derivative reset liabilities during the period. There was also a reduction in interest expense during the same period of approximately $10,000 due to the reduction in principal balances on the debt.

Income Tax

There was no income tax benefit or expense for the six months ended June 30, 2011 compared to an income of $80,490 for the six months ended June 30, 2010. This is due to the net loss position of the Company and no subsequent realization of any deferred tax assets until positive earnings are gained.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenue

Revenues were $2,507,962 for the three months ended June 30, 2011; a deccrease of $1,023,793, or 29%, from revenues of $3,531,755 for the three months ended June 30, 2010. This decrease was primarily driven by completion of four large jobs in the fire protection segment which did not carry over into the second quarter of 2011, as well as a decrease in the telecommunications segment. Management is optimistic that the results in the second quarter are not a fore shadowing of future quarters, but a small hiccup as the fire segment gets jobs out of design and into production and the telecommunications segment builds on its OSP services. The slow economy is still being watched as we try to increase revenues throughout all of our segments. Pro-Tech is concentrating on its service arm in the hopes of garnering additional revenue from its current customer base.

Fire Life Safety segment revenue for the three months ended June 30, 2011 and 2010 were approximately $1,921,000 or 77% and $2,789,000 or 79% of total revenue, respectively. The decrease in revenue was due primarily to the conclusion of four large jobs near the end of the first quarter of 2011. While a steady backlog remains, many of the current jobs are backlogged in the design stage. Management expects these jobs to go into full production during the third quarter of 2011. This segment continues making efforts to gain headway in garnering contracts. The segment is also increasing its efforts the gain more market share in the service aspect of the industry. Management believes, but cannot guarantee, that this segment’s revenues will increase steadily in the following quarters.

Telecommunication segment revenue for the three months ended June 30, 2011 and 2010 was approximately $587,000 or 23% and $742,000 or 21% of total revenue, respectively. The decrease in revenue was due primarily to the winding down of the State project this segment has been working on for the past two years. The segment has made significant progress in the past few months in obtaining work in the OSP construction management through its relationship with Atazz Technical Services. Management is expecting significant increases in revenue beginning in early Q3 2011 and continuing on a going forward basis. The diversification away from the State project will help the segment to maintain viability and future growth. Management is reviewing how to gain traction into areas where this segment has specialized licensing opportunities that some of the competition does not have at its disposable. Management hopes, but cannot guarantee, that they will be able to increase revenues for this segment through these means.

Cost of Revenue

Cost of revenue consists of direct costs on contracts such as direct labor, design, materials, third party subcontractors, and certain other direct overhead costs. Our cost of revenue was $1,580,686 or 63% of revenue for the three months ended June 30, 2011, compared to $2,063,866 or 58% for the same period of the prior year. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and the fire protection segment becoming a larger piece of the revenue. The current economy is not allowing companies to produce margins from the past and we are no exception. We are seeking out other segments of the market to allow us to try and increase our margins. All segments of our company are being monitored closely to keep margins in line with management’s expectations.

Fire Life Safety segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended June 30, 2011 and 2010 was approximately $1,268,000 and 66% and $1,470,000 and 53%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended June 30, 2011, as well as the increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations representing the tightening economy. The tightening economy has increased the pressure on bidding and limiting the profitability on projects. The Company, while bidding competitively, tries to make sure all bids won have enough margins to run the company and will not “buy” jobs at cost or less.

Telecommunications segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended June 30, 2011 and 2010 was approximately $313,000 and 53% and $593,000 and 80%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended June 30, 2011. The decrease in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our new OSP projects within the segment which provide more margin than the state project previously provided. Management expects the segments new business line to be able to hold a much lower cost of sale over time. The segment also received a credit from its prime source of labor for issues settled over apparent incorrect billings. This segment started new business lines and has incurred heavy startup costs. We are starting to see opportunities come in due to the high grades of previous work, which management intends to try and take advantage of. Management hopes but cannot assure these costs should start to normalize as the revenues increase and wash out the startup costs.

Selling, general and administrative
Selling, general and administrative expenses were $1,272,006 for the three months ended June 30, 2011 compared to $1,103,820 for the three months ended June 30, 2010. The selling, general and administrative cost related to revenues increased to 50.7% for three months ended June 30, 2011 as compared to 31.1% for the three months ended June 30, 2010.

The increase is primarily a result of an increase in overhead costs from our Telco division’s expansion into OSP (Outside Plant) construction, which the division had not begun at this time last year. Decreases in accounting and legal decreases partially offset this increase. Management has taken a comprehensive review at these costs and continues to make cuts and adjustments to try and keep these costs in line as we continue to increase revenue and margin levels. Management made approximately $120,000 of annualized cost cuts midway through the quarter and should see the benefits more fully in following quarters.

Management continues to monitor costs in these difficult economic times in order to remove unnecessary overhead.

Depreciation and amortization

Depreciation and amortization expense decreased to $39,227 for the three months ended June 30, 2011 compared to $96,910 in the three months ended June 30, 2010. The decrease came primarily from the end of intangible amortization related to discontinued operations. This amortization finalized in August 2010. It was partially offset by the amortization of the financing costs of the Series A preferred stock.

Net Other Income

Net other income increased to $189,183 for the three months ended June 30, 2011 compared to income of $180,886 for the three months ended June 30, 2010. This increase was primarily the realization of a reduction in the carrying value of warrant and derivative reset liabilities during the period. There was also a reduction in interest expense during the same period of approximately $2,500 due to the reduction in principal balances on the debt.

Income Tax

There was no income tax benefit or expense for the three months ended June 30, 2011 and June 30, 2010. This is due to the net loss position of the Company and no subsequent realization of any deferred tax assets until positive earnings are gained.

Liquidity and Capital Resources

Liquidity:

For the six months ended June 30, 2011, we experienced a net loss from continuing operations of $145,004 and income of $359,679 from discontinued operations. At June 30, 2011, we had $125,330 in cash. Accounts receivable, net of allowances for doubtful accounts, were $3,261,018 at June 30, 2011.

At June 30, 2011, we had negative working capital from continuing operations of $709,318, compared to negative working capital from continuing operations of $517,524 at December 31, 2010. The ratio of current assets to current liabilities decreased to .82:1 at June 30, 2011 compared to .87:1 at December 31, 2010. Cash used by continuing operations during the six months ended June 30, 2011 was $140,730 as compared to cash provided by continuing operations of $144,923 for the six months ended June 30, 2010. Management feels the working capital number must be viewed with consideration that we are currently carrying approximately $431,000 in warrant and preferred stock derivative liabilities that likely, management believes, will not lead to actual cash disbursements by our company. We believe there will be an improvement in the working capital during the balance of 2011 as overhead cost cutting and market penetration strategies being implemented take effect. Management anticipates, but cannot assure, that its existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future.

Our principal liquidity at June 30, 2011 included cash of $125,330 and $3,261,018 of net accounts receivable. Our management believes, but can provide no assurances, that that our liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

On August 2, 2011, we entered into an agreement whereby a third party has agreed to assume, with no additional consideration, certain of our outstanding liabilities and exchange such liability for common stock. None of the proceeds of the sale of any common stock received in exchange for the liabilities will be invested in our company but will reduce our outstanding debt. To date, $0 in outstanding liabilities has been extinguished in exchange for any shares.

Cash Flow

For the six months ended June 30, 2011, we had cash used of $140,730 from our continuing operating activities, primarily as a result of our net loss from continuing operations of $145,004. An increase in billings in excess of costs of $159,662 is offset by a decrease in costs in excess of billings of $149,321. Also offsetting each other are an increase in receivables of $794,578 plus income from non-cash changes in fair values of warrants and preferred stock derivative liabilities being offset by an increase in payables of $958,943 offset by non-cash amortization, depreciation and accruals of $106,860. By comparison, net cash provided by continuing operating activities was $144,923 for the six months ended June 30, 2010.

There was limited investing activity from continuing operations during the six months ended June 30, 2011. This activity was related primarily to computer replacements and the addition of two vans to support our expansion of the extinguisher service department. There was no significant investing activity during 2010.

Financing activity from continuing operations for 2011 consisted of payments on long term debt obligations of $105,664 and payments on the line of credit facility of $25,000, offset by proceeds from sale of preferred stock of $245,000. For 2010, financing activity from continuing operations consisted of payments on long term debt obligations of $97,448 offset by line of credit borrowings of $100,000 and proceeds from sale of preferred stock of $575,000.

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

Capital Resources:

Line of Credit Facility

The line of credit facility is primarily used to fund short-term changes in working capital. The total capacity of the facility at June 30, 2011 was $925,000. Our management believes that sufficient liquidity exists but may seek approval to increase the facility or find other funding sources to increase the facility to between $1 - $1.250 million in the future. Our management believes an increased line of credit facility would help to provide adequate liquidity and financial flexibility to support our expected growth beginning in the third quarter of 2011 and beyond.

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

On July 15, 2011, our company executed a new credit facility paying down the line to $900,000. The interest rate is 1.5% over the lender’s index rate, currently 4.5% and the maturity date was reset to June 30, 2012. With the renewal of this credit facility the lender reset customary financial covenants requiring us to maintain certain financial ratios, including an asset coverage ratio and dollars, debt to equity ratio and a tangible net worth requirement. As part of the new agreement, we were required to pay down $25,000 upon signing the agreement and additional $25,000 payments by December 31, 2011 and March 31, 2012.

Should the current financing arrangements prove to be insufficient for our current needs; we are willing to go to the capital markets to raise the necessary capital to meet these needs.

Long Term Notes

Long term notes with original principal balances totaling $900,000, were issued through our bank on February 3, 2007 ($650,000) and December 31, 2008, ($250,000). The notes were are payable over 5 years and will be paid off on or about February 1, 2012 and December 31, 2013. The notes carry interest rates of 7.76% and 5.5% respectively. These notes are held by the same bank the Company uses for its banking and where the line of credit is held. The current balances at June 30, 2011 on these two notes are $101,709 and $133,434, respectively.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President (Chief Executive Officer), Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.

Based upon that evaluation, our President (Chief Executive Officer, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A    Risk Factors

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern specifically in Note B to the financial statements. The report states that we depend on the continued contributions of our executive officers to develop profitable operations and to obtain additional funding sources and for our company’s ability to  explore potential strategic relationships to provide capital and other resources for the further development and marketing of its products business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Because We Are Quoted On The OTCQB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCQB Board. The OTCQB Board is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade as OTCQB stock as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On March 10, 2011, the Company entered into an agreement with Legend Merchant Services to represent it as its investment banker. Legend received an aggregate of 150,000 common shares of stock for these services. The Company incurred an expense of $36,000 related to this issuance.

The above offering and sale was made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

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
___________________
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

Registrant	Pro-Tech Industries, Inc.
Date: August 22, 2011
	By:	/s/Donald Gordon
Donald Gordon
Chief Executive Officer

Registrant	Pro-Tech Industries, Inc.
Date: August 22, 2011
	By:	/s/ Michael Walsh
Michael Walsh
Chief Financial Officer (Principal Financial Officer)